Form 10-K
period 1994-04-30
TRANSAMERICAN PETROLEUM CORP
filed 1996-08-30
CIK 801451

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934




        Fiscal year ended April 30, 1994. Commission file number 0-14978


                       TRANSAMERICAN PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


Colorado                                                              84-0751916
(State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                              identification No.)


St. Andeol Le Chateau, B.P. 69, 69702 Givors, Cedex, France
(Address of principal executive offices)                                Zip Code


Registrant's telephone number, including area code 011 33 78 81 50 22


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:
Common Stock 0.01           Preferred Stock 0.10 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes          No X


                                                           Issued and
Class of Stock              Authorized                 Outstanding 4/30/94
Common                      45,000,000                     11,846,985

Preferred                    5,000,000                         -0-

     The aggregate market value of the voting stock held by non - affiliates of the registrant was between $3,500,000 and 4,500,000 on April 30, 1994.

                                 Item 1 Business

     (a) General

     Transamerican Petroleum Corporation ("Registrant") was formed January 2, 1986, by virtue of a Certificate of Amendment from the Secretary of State of Colorado, changing its name from Oil Filed Service Company, Inc., to Transamerican Petroleum Corporation. Transamerican was then a wholly owned subsidiary of PTP Resource Corporation, a Canadian corporation, whose stock is traded on both the Vancouver Stock Exchange and NASDAQ. Pursuant to a request filed with the Chief Counsel, Division of Corporate Finance, of the Securities and Exchange Commission, permission was granted on March 27, 1986, for the stock of Transamerican Petroleum Corporation to be distributed on a pro rated basis to all shareholders of PTP Resource Corporation. The stock was issued on April 24, 1986.

     The Registrant is authorized to issue 45,000,000 shares of common stock with a $.01 par value and 5,000,000 shares of preferred stock with a $.10 par value. Currently there are 11,846,985 shares issued and outstanding of common stock. There are no preferred shares.

     The Registrant hopes to provide a vehicle to take advantage of business opportunities which management believes arise from time to time. Management believes that business opportunities will become available to the Registrant due primarily to its status as a small publicly held entity and to its flexibility in structuring and participating in business opportunities. Decisions as to which business opportunities to acquire will be made by management of the Registrant which will in all probability act without the consent, vote or approval of the Registrant's shareholders.

     The Registrant has no full time employees. The Registrant's president, Georges Laroze, has agreed to allocate a portion of his time to the activities of the Registrant without compensation except reimbursement of expenses.

     Comoros Islands

     The registrant began its transactions with Comoros Island between May, 1993 and April, 1994. It shipped a container of automobile tires and a container of coca-cola soda to the Comoros Island. The Coca-Cola was immediatley sold to local distributers; the Registrant sold the automobile tires directly to the people of the island. Later in the year, the Registrant also shipped hardware and seeds to the island, which the Registrant also sold directly to the people of the island.

     In January, 1994, the French Government changed the parity of the FRANCS CFA. The FRANCS CFA is the currency used in fourteen former French colonies, including Comoros Island. Since 1945, the French Government had set the FRANCS CFA parity to the French Franc, and had not changed it. In January, 1994, the French Government devalued the FRANCS CFA by 100%. The devaluation stopped the Registrant's development of its Business in Comoros Island because importing products proved too costly.
                               Item 2. Properties

     The Registrant has no properties.


                            Item 3. Legal Proceedings

     There is no litigation pending or threatened by or against the Registrant.


           Item 4. Submission of Matters to a Vote of Security Holders

     During the past fiscal year, there has been no meeting of security holders, and no voting on any matters.

                                     PART II

          Item 5. Market for the Registrant's Common Equity and Related
                               Stockholder Matters

     (a)Market Information
     The Registrant currently has had only limited trading in the over the counter market and there is no assurance that this trading will expand or even continue. Further, the Registrant's capital stock may not be able to be traded in certain states until and unless the registrant is able to qualify, exempt or register its stock. From April 30, 1986 through April 30, 1994 there were limited and sporadic quotations which did not necessarily constitute an established public trading market. Quotations ranged from a high of $1.75 asked and $1.37 bid to a low of $.05 asked and $.02 bid to no quotation. These market quotations reflect interdealer prices, without retail markup, mark down, or commission and may not necessarily represent actual transactions.

     (b) Approximate Number of Holders of Common Stock
     The number of holders of record of the Registrant's stock at April 30, 1994 was approximately 600.

     (c) Dividends
     There have been no dividends disbursed during the period of April 30, 1993 through April 30, 1994. The Registrant has no plans to pay dividends to its security holders.

                         Item 6. Selected Financial Data

                                        1994            1993           1992

Operating revenues                     44,742          -----           -----

Income (loss) from continuing
operations                            (77,695)       (176,556)        (2,039)

Income (loss) per common share          (.01)          (.02)           (.01)



Total Assets                           39,004         147,020          -----

Long term Obligations                   ----           -----           -----

Redeemable preferred stock              ----           -----           -----

Cash dividend per share                 ----           -----           -----

Stockholder's equity (deficit)        (49,007)        28,871          (7,273)


            Item 7. Management's Discussion and Analysis of Financial
                       Condition and Results of Operation

     In the period from May 1, 1993 through April 30, 1994, the Registrant's business curtailed sharply as a result of the devaluation of the FRANCS CFA. The Registrant has ceased operations on the Comoros Island. The Registrant is unable to forcast future business as a result of its business ceasing operations.


               Item 8. Financial Statements and Supplementary Date

     Attached are financial statements for the Registrant for the fiscal year 1994 with comparative data for fiscal years end 1993 and 1992.


             Item 9. Changes in and Disagreements on Accounting and
                              Financial Disclosure

     The Registrant has not had any changes in, or disagreements with its accountants or finacial disclosure.

           Item 10. Directors and Executive Officers of the Registrant

     The directors and officers of the registrant are as follows:

                                                                    Served in
                                        Position Held with           offices
         Name               Age             Registrant                since
    Georges Laroze          50          President-Director          July, 1992

    Sylvain Laroze          28          Secretary-Director          July, 1992

    Valerie Puccia          40          Treasurer-Director         April, 1994

     All directors of the Registrant hold office until the next annual meeting of the Registrant' stockholders and until their successor have been elected and have been qualified.


                         Item 11. Executive Compensation

     There have been no cash compensations to any director or executive director. The following table describes cash compensation indirectly from the Registrant in excess of $100,000; and compensation paid to all officers as a group.

Name of Individual                 Capacities in
or number in group                  which Served              Cash Compensation


          Item 12. Security Ownership of Certain Beneficial Owners and
                                   Management

     a. The following table indicates information about persons known to the Registrant to be beneficial owners of more than five percent of the Registrant's stock as of April 30, 1994.

                    Name and                Amount and
                   Address of               Nature of
Title of           Beneficial               Beneficial              Percent
  Class              Owner                   Ownership              of Class
                    Georges
 Common              Laroze                 3,100,000                 26%



     The following table indicates beneficial ownership of Registrant's common stock by all directors, and by all directors and officers as of April 30, 1994.

                  Name and               Amount and
                 Address of              Nature of
  Title of       Beneficial              Beneficial               Percent
    Class           Owner                 Ownership              of Class
   Common          Georges                3,100,000                26.0%
                    Laroze

   Common          Valerie                 200,000                  1.6%
                   Puccia



             Item 13. Certain Relationships and Related Transactions
     During the last fiscal year, there have been no transactions with any single party for an amount greater than $60,000.



        Item 14. Exhibits, Financial Statement Schedules, and Reports on
                                    Form 8-K

     Consolidated Finacial Statements Years Ended April 30, 1993,
     1994 and 1995

     Independent Auditors' Report

     Consolidated Balance Sheets- April 30, 1995 and 1994

     Consolidated Statements of Operations-
     Years Ended April 30, 1995, 1994 and 1993

     Consolidated Statements of Deficiency in Stockholders' Equity Years Ended April 30, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows
     Years Ended April 30, 1995, 1994 and 1993

     Notes to Consildated Finacial Statements










                       TRANSAMERICAN PETROLEUM CORPORATION

                                  * * * * * * *

                              FINANCIAL STATEMENTS

                                 APRIL 30, 1994

                      TRANSAMERICAN PETROLEUM CORPORATION





                               TABLE OF CONTENTS




INDEPENDENT AUDITORS' REPORT dated August 3, 1994

                                                                        Page No.

FINANCIAL STATEMENTS:

     Balance Sheets as of April 30, 1994 and 1993                        F-1

     Statements of Operations for the years ended
        April 30, 1994 and 1993                                          F-2

     Statements of Operations for the years ended
        April 30, 1994 and 1993                                          F-3

     Statements of Cash Flows for the years ended
        April 30, 1994 and 1993                                          F-4

     Notes to Financial Statements                                       F-5-7

                                JANOVER RUBINROIT
                               -----------------
                          Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Transamerican Petroleum Corporation


We have audited the accompanying balance sheets of Transamerican Petroleum Corporation and Subsidiaries as of April 30, 1994 and 1993 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerican Petroleum Corporation and Subsidiaries as of April 30, 1994 and 1993, and the results of its operations and its cash flows for the years ended in conformity with generally accepted accounting principles.

As shown in the financial statements, the Company incurred a net loss of $111,695 and $176,556 for 1994 and 1993 and has incurred substantial net losses for each of the past five years. At April 30, 1994, total liabilities exceeded total assets by $49,007. These factors, as discussed in Note 5, indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Janover Rubinroit & Co.

August 3, 1994, except for Note 6 which is as of September 15, 1994

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

                                 BALANCE SHEETS

                             APRIL 30, 1994 AND 1993




     ASSETS                                               1994           1993

CURRENT ASSETS:
Cash                                                  $     5,529   $   147,020
Accounts receivable - trade                                 7,064
Inventories                                                25,374
Other current assets                                        1,037

     TOTAL ASSETS (all current)                       $    39,004   $   147,020

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade                              $    30,759   $    33,867
Accrued expenses - Comoros closing                         34,000
Loan from officer                                          23,252        24,101

     TOTAL LIABILITIES (all current)                       88,011       118,149

STOCKHOLDERS' (DEFICIENCY) EQUITY:
Preferred stock, 5,000,000 shares authorized;
   none issued and outstanding
Common stock, par value $.01 per share, 45,000,000
   shares authorized; 11,846,985 issued and
   outstanding                                            118,470       117,770
Additional paid-in capital                              1,179,301     1,146,184
Deficit                                                (1,346,778)   (1,235,083)

     TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY              (49,007)      (28,871)

                                                      $    39,004    $  147,020



The accompanying notes are an integral part of the financial statements.

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED APRIL 30, 1994 AND 1993



                                                     1994           1993

REVENUES:
Sales                                             $    44,002
Other income                                              740

                                                  $    44,742

COSTS AND EXPENSES:
Cost of sales                                          28,230
Professional fees                                      46,898        $  117,280
Travel                                                 19,123            41,849
Other                                                  30,251            17,427
Minority interest in loss of subsidiaries              (2,065)
Loss on Comoros operations closing (Note 6)            34,000

                                                      156,437           176,556


     NET LOSS                                     $  (111,695)       $ (176,556)

NET LOSS PER SHARE OF COMMON STOCK*               $      (.01)       $     (.02)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                       11,828,574         8,920,958



*Based on weighted average number of common shares outstanding after providing for dividends on preferred stock if and when issued.



The accompanying notes are an integral part of the financial statements.

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED APRIL 30, 1994 AND 1993






                                                       Additional
                                    Common Shares        Paid-In
                                  Number     Amount      Capital      Deficit

BALANCES - April 30, 1992     $ 6,426,985   $ 64,270  $  986,984   $(1,058,527)

Issuance of common shares       5,350,000     53,500     159,200          -

Net loss for the year
   ended April 30, 1993              -          -           -         (176,556)

BALANCES - April 30, 1993      11,776,985    117,770   1,146,184    (1,235,083)

Issuance of shares                 70,000        700      33,117          -

Net loss for the year
   ended April 30, 1994              -          -           -         (111,695)

BALANCE - April 30, 1994       11,846,985    118,470   1,179,301   $(1,346,778)









The accompanying notes are an integral part of the financial statements.

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED APRIL 30, 1994 AND 1993




                                                         Increase  (decrease)
                                                               in cash
                                                          1994         1993

Cash flows from operating activities:
Net loss                                               $(111,695)    $(176,556)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Minority interest in loss                                 (2,065)         -
   Changes in working capital items:
   Accounts receivable                                    (7,064)         -
   Inventories                                           (25,374)         -
   Other current assets                                   (1,037)         -
   Accounts payable                                      (63,289)       86,775
   Accrued expenses                                       34,000          -

NET CASH USED IN OPERATING ACTIVITIES                   (176,524)      (89,781)

Cash flow from financing activities:
Loan from officer                                           (849)       24,101
Proceeds from issuance of common stock                    33,817       212,700
Minority investments in subsidiaries                       2,065          -

NET CASH PROVIDED BY FINANCING ACTIVITIES                 35,033       236,801

NET (DECREASE) INCREASE IN CASH                         (141,491)      147,020

CASH at beginning                                        147,020          -

CASH - end of year                                     $   5,529     $ 147,020



The accompanying notes are an integral part of the financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION

                          NOTES TO FINANCIAL STATEMENTS





NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

Organization and Operations:
The Company was incorporated in Colorado on July 20, 1981 as Oil Field Service Company Inc. and, in 1986, the name of the Company was changed to Transamerican Petroleum Corporation.

Pursuant to two Stock Purchase Agreement and Investment Letters dated July 15, 1992, the principal stockholder of the Company agreed to the sale of 3,325,846 shares of common stock (representing 51.9% of the then issued and outstanding stock) to two citizens of France. Upon the sale of the shares, a new Board of Directors was elected and new officers were appointed, effectuating a change in control of the Company. Under the new management, the Company's administrative offices are located in Givors, France.

The Company's activities under the new management have been the pursuit of business opportunities, principally in the Federal Islamic Republic of the Comoros, an island nation off the southeast coast of Africa.

Principles of Consolidation:
In the year ended April 30, 1994, the Company acquired a 70% interest in a newly established Comoros company; that company owns 60% of another newly established Comoros company which is engaged in selling consumer goods there. The Company owns directly 10% of that Company. These companies are included in the consolidated financial statements for the year ended April 30, 1994. All significant intercompany items have been eliminated in consolidation.

Cash:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories:
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

NOTE 2 - ISSUANCE OF COMMON STOCK:

During the years ended April 30, 1993 and 1994, the Company issued 5,350,000 and 70,000 shares of common stock, all to non-citizens and non-residents of the United States, in transactions as follows:

                                Shares                              Price
      Date                      Issued        Consideration       Per Share

July 15, 1992                   450,000         $  4,500          $   .01
September 1, 1992             2,900,000           29,000              .01
March 22, 1993                2,000,000          179,200            .0896
August 4, 1993                   70,000           33,817              .48

In addition, by bill of sale dated March 24, 1993, the Company intended to acquire certain land located in Comoros in exchange for the issuance of 700,000 shares of common stock. Upon discovery of flaws in the title of the transferor, the purchase was rescinded. The shares issued in connection therewith were cancelled, and are not considered as issued and outstanding in the accompanying financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS:

General and administrative expenses for the year ended April 30, 1993 include $60,181 for services performed by a company controlled by an officer and major stockholder of the Company.

NOTE 4 - INCOME TAXES:

There were no income taxes due for the years ended April 30, 1994 and 1993. There are net operating loss carryovers of approximately $279,000 which expire in 2009. The Company has adopted FASB 109 during the year ended April 30, 1993. A deferred tax benefit of $83,000 has been established with a related 100% allowance since the use of the net operating loss deductions are doubtful.
NOTE 5 - GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at April 30, 1994 total liabilities exceed total assets by $49,007.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 6 - SUBSEQUENT EVENT:

On September 15, 1994, the Company ceased operations in the Comoros; in connection therewith the Company accrued in the accompanying financial statements $34,000 for expenses expected to be incurred in realizing assets and winding up operations.

     Articles of Incorporation and By-Laws
     The Articles of Incorporation and Articles of Amendment to Articles of Incorporation and By-Laws of the Registrant were filed as Exhibits to the Registrant's Form 10 Registration Statement under the Securities and Exchange Act of 1934, filed August 10, 1986 with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.




TRANSAMERICAN PETROLEUM CORPORATION
(Registrant)


Date:May 28, 1994



By:/s/Georges Laroze
Georges Laroze
President



By:/s/Valerie Puccia
Valerie Puccia
Comptroller