Form 10-K
period 1995-04-30
TRANSAMERICAN PETROLEUM CORP
filed 1996-08-30
CIK 801451

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


        Fiscal year ended April 30, 1995. Commission file number 0-14978


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes      No X
                                                             Issued and
Class of Stock                    Authorized             Outstanding 4/30/95
Common                            45,000,000                  11,846,985
Preferred                          5,000,000                     -0-

     The aggregate market value of the voting stock held by non - affiliates of the registrant was between $3,500,000 and 4,500,000 on April 30, 1995.

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


     The Registrant stopped its activity on Comoros Island. Georges Laroze attempted development of the Reigistrant by seeking a partnership or joint venture in Russia or the Ukraine. Ultimatly, Mr. Laroze was unable to form a partnership or joint venture. Since this time, the Registrant has remained dormant, and ceased all of its activities.



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



                                     PART II

          Item 5. Market for the Registrant's Common Equity and Related
                               Stockholder Matters

     (a)Market Information
     The Registrant currently has had only limited trading in the over the counter market and there is no assurance that this trading will expand or even continue. Further, the Registrant's capital stock may not be able to be traded in certain states until and unless the registrant is able to qualify, exempt or register its stock. From April 30, 1986 through April 30, 1995 there were limited and sporadic quotations which did not necessarily constitute an established public trading market. Quotations ranged from a high of $1.75 asked and $1.37 bid to a low of $.05 asked and $.02 bid to no quotation. These market quotations reflect interdealer prices, without retail markup, mark down, or commission and may not necessarily represent actual transactions.

     (b) Approximate Number of Holders of Common Stock
     The number of holders of record of the Registrant's stock at April 30, 1995 was approximately 600.

     (c) Dividends
     There have been no dividends disbursed during the period of April 30, 1994 through April 30, 1995. The Registrant has no plans to pay dividends to its security holders.

                         Item 6. Selected Financial Data

                                          1995           1994          1993

Operating revenues                       6,243          44,742         -----

Income (loss) from continuing
operations                             (19,184)        (77,695)      (176,556)

Income (loss) per common share             -             (.01)         (.02)



Total Assets                              749           39,004        147,020

Long term Obligations                    ----            -----         -----

Redeemable preferred stock               ----            -----         -----

Cash dividend per share                  ----            -----         -----

Stockholder's equity (deficit)         (58,997)        (49,007)        28,871

            Item 7. Management's Discussion and Analysis of Financial
                       Condition and Results of Operation

     In the period from May 1, 1994 through April 30, 1995, the Registrant had no active business and therefore no meaningful trends or analysis may be projected.


               Item 8. Financial Statements and Supplementary Date

     Attached are financial statements for the Registrant for the fiscal year 1995 with comparative data for fiscal years end 1994 and 1993.

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

Name of Individual                Capacities in
or number in group                 which Served                Cash Compensation






          Item 12. Security Ownership of Certain Beneficial Owners and
                                   Management

     a. The following table indicates information about persons known to the Registrant to be beneficial owners of more than five percent of the Registrant's stock as of April 30, 1995.


                        Name and             Amount and
                       Address of             Nature of
     Title of          Beneficial             Beneficial             Percent
       Class             Owner                Ownership              of Class
                        Georges
      Common            Laroze                3,100,000                26%



     The following table indicates beneficial ownership of Registrant's common stock by all directors, and by all directors and officers as of April 30, 1995.

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

     Consolidated Balance Sheets- April 30, 1995 and 1994

     Consolidated Statements of Operations-
     Years Ended April 30, 1995, 1994 and 1993

     Consolidated Statements of Deficiency in Stockholders' Equity Years Ended April 30, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows
     Years Ended April 30, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements



             TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED APRIL 30, 1995, 1994 AND 1993

                               TABLE OF CONTENTS

                                                                         Page

FINANCIAL STATEMENTS:

     Independent Auditors' Reports                                       F-1-2

     Consolidated Balance Sheets - April 30, 1995 and 1994               F-3

     Consolidated Statements of Operaitons -
        Years Ended April 30, 1995, 1994 and 1993                        F-4

     Consolidated Statements of Deficiency in Stockholders' Equity
        Years Ended April 30, 1995, 1994 and 1993                        F-5

     Consolidated Statements of Cash Flows -
        Years Ended April 30, 1995, 1994 and 1993                        F-6

     Notes to Consolidated Financial Statements                          F-7-8

EDWARD ISAACS & COMPANY LLT
CPA's and Financial Consultants
- --------------------------------------------------------------------------------
                                        380 Madison Avenue, New York, NY 10017
                                        Tel. (212) 297-4800, Fax. (212) 272-9088
                                        Member TGI International



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Transamerican Petroleum Corporation


We have audited the accompany consolidated balance sheet of Transamerican Petroleum Corporation and subsidiaries as of April 30, 1995, and the related consolidated Statements of operations, deficiency in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerican Petroleum Corporation and subsidiaries as of April 30, 1995, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

As shown in the accompanying consolidated statements of operations, the Company has consistently incurred substantial losses and, at April 30, 1995, the Company has a deficiency in stockholders' equity of $58,997. These factors, as discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/ Edward Isaacs & Company LLT

February 10, 1996

                               JANOVER RUBINROIT
                               -----------------
                          Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Transamerican Petroleum Corporation


We have audited the accompanying consolidated balance sheet of Transamerican Petroleum Corporation and subsidiaries as of April 30, 1994, and the statements of consolidated operations, deficiency in stockholders' equity and cash folows for the years ended April 30, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transamerican Petroleum Corporation and subsidiaries as of April 30, 1994, and the consolidated results of their operations and cash flows for the years ended April 30, 1994 and 1993, in conformity with generally accepted accounting principles.

As shown in the financial statements, the Company incurred a net loss of $111,695 and $176,556 for 1994 and 1993 and has incurred substantial net losses for each of the past five years. At April 30, 1994, total liabilities exceeded total assets by $49,007. These factors, as discussed in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


/s/ Janover Rubinroit & Co.

August 3, 1994, except for Note 4
   which is as of September 15, 1994

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            APRIL 30, 1995 AND 1994



                                   ASSETS                 1995           1994

CURRENT ASSETS:
Cash                                                  $       749   $     5,529
Accounts receivable - trade                                 -             7,064
Inventories                                                 -            25,374
Other current assets                                        -             1,037

     TOTAL CURRENT ASSETS                             $       749   $    39,004

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade                              $    19,524   $    30,759
Accrued expenses - Comoros closing                           -           34,000
Loan from officer                                          40,222        23,252

     TOTAL CURRENT LIABILITIES                             59,746        88,011

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized;
   none issued and outstanding
Common stock, par value $.01 per share, 45,000,000
   shares authorized; 11,846,985 issued and
   outstanding                                            118,470       118,470
Additional paid-in capital                              1,179,301     1,179,301
Accumulated deficit                                    (1,356,768)   (1,346,778)

     TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY             (58,997)      (49,007)

                                                      $       749   $    39,004



See Independent Auditor's Report and notes to financial statements.

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   YEARS ENDED APRIL 30, 1995, 1994 AND 1993



                                  1995                1994           1993

REVENUES:
Sales                                             $    44,002
Other                         $     6,243                 740

                                    6,243              44,742

COSTS AND EXPENSES:
Cost of sales                        -                 28,230
Professional fees                  17,724              46,898        $  117,280
Travel                              6,536              19,123            41,849
Other                               1,197              30,251            17,427
Minority interest                    -                 (2,065)             -

                                   24,427             122,437           176,556

     LOSS BEFORE OTHER ITEM       (19,184)            (77,695)         (176,556)

GAIN (LOSS) ON DISPOSAL OF
   COMOROS OPERATION                9,194             (34,000)             -

     NET LOSS                 $    (9,990)        $  (111,695)       $ (176,556)

NET LOSS PER SHARE            $      -            $      (.01)       $     (.02)

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING   11,846,985          11,828,574         8,920,958



See Independent Auditors' Report and notes to financial statements.

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

                   YEARS ENDED APRIL 30, 1995, 1994 AND 1993




                                             Additional
                         Common Shares        Paid-In    Accumulated
                       Number     Amount      Capital      Deficit      Total

BALANCES -
April 30, 1992     $ 6,426,985   $ 64,270  $  986,984   $(1,058,527)  $  (7,273)

Issuance of common
   shares            5,350,000     53,500     159,200          -        212,700

Net loss -
   April 30, 1993         -          -           -         (176,556)   (176,556)

BALANCES -
   April 30, 1993   11,776,985    117,770   1,146,184    (1,235,083)     28,871

Issuance of common
   shares               70,000        700      33,117          -         33,817

Net loss -
   April 30, 1994         -          -           -         (111,695)   (111,695)

BALANCES -
   April 30, 1994   11,846,985    118,470   1,179,301    (1,346,778)    (49,007)

Net loss -
   April 30, 1995         -          -           -           (9,990)     (9,990)

BALANCES -
   April 30, 1995  $11,846,985   $118,470  $1,179,301   $(1,356,768)  $ (58,997)




See Independent Auditors' Report and notes to financial statements.

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED APRIL 30, 1995, 1994 AND 1993




                                              1995          1994         1993

OPERATING ACTIVITIES:
Net loss                                   $ (9,990)    $(111,695)    $(176,556)
Adjustments to reconcile net loss
   to net cash used in operating
   activities:
Minority interest in loss                      -           (2,065)         -
(Increase) decrease in cash attributable
   to changes in assets and liabilities:
   Accounts receivable                        7,064        (7,064)         -
   Inventories                               25,374       (25,374)         -
   Other                                      1,037        (1,037)         -
   Accounts payable                         (11,235)      (63,289)       86,775
   Accrued expenses                         (34,000)       34,000          -

NET CASH USED IN OPERATING ACTIVITIES       (21,750)     (176,524)      (89,781)

FINANCING ACTIVITIES:
Increase (decrease) in loans from officer    16,970          (849)       24,101
Proceeds from issuance of common stock         -           33,817       212,700
Minority investments in subsidiaries           -            2,065          -

NET CASH PROVIDED BY FINANCING ACTIVITIES    16,970        35,033       236,801

NET (DECREASE) INCREASE IN CASH              (4,780)     (141,491)      147,020

CASH at beginning                             5,529       147,020          -

CASH at end                                $    749     $   5,529     $ 147,020



See Independent Auditors' Report and notes to financial statements.

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 1995, 1994 AND 1993



1.   ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:
The operations of Transamerican Petroleum Corporation (Company) prior to 1995 had been the pursuit of business opportunities, principally in the Federal Islamic Republic of the Comoros, an island off the southeast coast of Africa (see Note 4).

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

Principles of Consolidation:
During fiscal year 1994, the Company acquired a 70% interest in a newly established Comoros company, which owned 60% of another newly established Comoros company engaged in selling consumer goods. The Company also directly owns 10% of that Company. These companies are included in the consolidated financial statements for the year ended April 30, 1994. All significant intercompany items have been eliminated in consolidation.

Liquidity:
The accompanying consolidated statements of operations show that the Company has incurred substantial losses and has a deficiency in stockholders' equity as of April 30, 1995 and, in 1995, terminated its sole business operations in the Federal Islamic Republic of the Comoros. The ability of the Company to continue as a going concern is dependent upon resuming operations in the future and obtaining necessary financing.

Cash:
For purposes of the statement of cash flow, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories:
Inventories are stated at the lower of cost (first-in, first-out) or market.

              TRANSAMERICAN PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED APRIL 30, 1995, 1994 AND 1993


1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes:
For the fiscal years ended April 30, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities and adjustments to deferred tax balances for changes in tax law and rates. In addition, future tax benefits such as net operating loss carryforwards are recognized to the extent recognition of such benefits is more likely than not.

2.  ISSUANCE OF COMMON STOCK
During the years ended April 30, 1995 and 1994, the Company issued 5,350,000 and
70,000  shares,   respectively,   of  common  stock,  all  to  non-citizens  and
non-residents of the United States, in transactions as follows:

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

3.  RELATED PARTY TRANSACTIONS
General and administrative expenses for the year ended April 30, 1993 include $60,181 for services performed by a company controlled by an officer and major stockholder of the Company.

At April 30, 1995, the Company has approximately $323,000 of net operating loss carryforwards expiring in 2010, which would have resulted in a deferred tax asset of approximately $98,000 as of April 30, 1995. The Company has not recognized the deferred tax asset applicable to the carryforward as the balance would be offset by a valuation allowance.

4.  TERMINATION OF OPERATIONS IN COMOROS
On September 15, 1994, the Company ceased operations in the Comoros. In connection therewith, the Company accrued in the accompanying 1994 financial statements $34,000 for expenses and losses expected to be incurred in realizing assets and winding up operations.

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




TRANSAMERICAN PETROLEUM CORPORATION
(Registrant)


Date:May 28, 1996



By:/s/ Georges Laroze
Georges Laroze
President



By:/s/ Valerie Puccia
Valerie Puccia
Comptroller