Form 10-Q
period 1995-07-31
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1995
                           --------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ___________________

                         Commission file number 0-14978
                                    --------

                       TRANSAMERICAN PETROLEUM CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            COLORADO                                   84-0751916
            --------                                   ----------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                255 East Drive, Suite C, Melbourne, Florida 32904
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (321) 308-2900
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

Indicate number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 1, 1999, 33,852,730 shares of the Registrant's Common Stock were issued and outstanding.

                       TRANSAMERICAN PETROLEUM CORPORATION

                                    Form 10-Q

                                TABLE OF CONTENTS

        Heading                                                           Page

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements
          Balance Sheets - July 31, 1995 and April 30, 1995...................3
          Statements of Operations Three months ended July 31, 1995
            and 1994..........................................................4
          Statements of Stockholders Equity- Three months ended
            July 31, 1995.....................................................5
          Statements of Cash Flows - Three months ended July 31, 1995 and 1994..........................................................6
          Notes to Consolidated Financial Statements..........................7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................7-8

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...................................................8
Item 2.   Changes in Securities...............................................8
Item 3.   Defaults Upon Senior Securities.....................................8
Item 4.   Submission of Matters to a Vote of Securities Holders...............8
Item 5.   Other Information...................................................8
Item 6.   Exhibits and Reports on Form 8-K....................................8

SIGNATURES....................................................................9

                                     PART I

Item 1. Financial Statements.

                                         Transamerican Petroleum Corporation and Subsidiaries

                                                      Consolidated Balance Sheets

                                                                                 July 31, 1995          April 30, 1995
                                                                                 -------------          --------------
                                                                                  (Unaudited)
Assets
     Cash ....................................................................  $           749         $           749
                                                                                ---------------         ---------------
         Total current assets.................................................  $           749         $           749
                                                                                ===============         ===============

Liabilities and Stockholders' Equity
Liabilities:

     Accounts payable.......................................................... $        19,524         $        19,524
     Loans from officers.......................................................          40,222                  40,222
                                                                                ---------------         ---------------
         Total current liabilities.............................................          59,746                  59,746
                                                                                ---------------         ---------------

Commitments................................................................                  --                      --

Stockholders' equity:
     Preferred stock ......................................................                  --                      --
     Common stock...............................................................        118,470                 118,470
     Additional paid in capital .................................................     1,179,301               1,179,301
     Accumulated deficit ........................................................    (1,356,768)             (1,356,768)
                                                                                ---------------         ---------------

Total stockholders' equity .....................................................        (58,997)                (58,997)
                                                                                ---------------         ---------------

 .............................................................................   $           749         $           749
                                                                                ===============         ===============

           See accompanying notes to consolidated financial statements

                                         Transamerican Petroleum Corporation and Subsidiaries

                                                 Consolidated Statements of Operations
                                                              (Unaudited)

                                                                                  Three Months Ended July 31,
                                                                                    1995               1994
                                                                             ---------------    --------------
Revenues.................................................................... $        10,000    $        6,243
Costs of revenues......................................................                   --                --
                                                                             ---------------    --------------
Gross profit ..............................................................           10,000             6,243
Selling, general and administrative expenses ..............................           10,000            25,427
                                                                             ---------------    --------------
Net income (loss).....................................................                    --    $      (19,184)
                                                                             ===============    ==============

Loss per share..........................................................     $            --    $          (--)
                                                                             ===============    ==============
Weighted average number of common shares outstanding.......................       11,846,985        11,846,985
                                                                             ===============    ==============

          See accompanying notes to consolidated financial statements

                                                   Transamerican Petroleum Corporation and Subsidiaries

                                                      Consolidated Statements of Stockholders' Equity

                                                    Common Stock
                                                Number                     Additional
                                                  of           Par           Paid-In      Accumulated
                                                Shares        Value          Capital        Deficit       Total
                                                ------        -----          -------        -------       -----
BALANCE, April 30, 1995                      11,846,985     $ 118,470    $ 1,179,301   $ (1,356,768)  $ (58,997)
Unaudited:
     Net loss                                        --            --             --             --          --
                                             ----------     ---------    -----------   ------------   ---------
BALANCE, July 31, 1995 (unaudited)           11,846,985     $ 118,470    $ 1,179,301   $ (1,356,768)  $ (58,997)
                                             ==========     =========    ===========   ============   =========

          See accompanying notes to consolidated financial statements

                                         Transamerican Petroleum Corporation and Subsidiaries

                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)

                                                                                    Three Months Ended July 31,
                                                                                     1995               1994
                                                                                     ----               ----
Cash flows from operating activities:

   Net income/(loss).......................................................       $       --       $   (19,184)
                                                                                  ----------       -----------
Net cash used by operating activities.....................................                --           (19,184)
                                                                                  ----------       -----------

Cash flows from financing activities:

   Increase in loans from officer..........................................               --            16,970
                                                                                  ----------       -----------
Net cash provided by financing activities..................................               --            16,970
                                                                                  ----------       -----------

Net decrease in cash and cash equivalents.................................                --            (2,214)
Cash at beginning of period.................................................             749             5,529
                                                                                  ----------       -----------

Cash at end of period........................................................     $      749       $     3,315
                                                                                  ==========       ===========

          See accompanying notes to consolidated financial statements

              Transamerican Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Transamerican Petroleum Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet as of April 30, 1995 was derived from the audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

Note 2 - Termination of operations in Comoros

On September 15, 1994, the Company ceased operations in the Comoros and entered a period of no operating activities.

Note 3 - Earnings or loss per share

Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at July 31, 1995 and 1994 was 11,846,985.

Item No. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included in Item 1.

Forward-Looking Statements

This report contains forward-looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of the term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from that set forth in, contemplated by, or underlying the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise. The following disclosures, as well as other statements in this Report on Form 10-Q, and in the notes to the Company's condensed consolidated financial statements, describe factors, among others, that could contribute to or cause such differences, or that could affect the Company's stock price.

Overview

Since 1995, the Company was inactive but structured to take advantage of business opportunities which management believed would be in the best interest of the Company's shareholders.

Results Of Operations

In the period May 1, 1994 through July 31, 1995, the Company had no active business and therefore no meaningful trends or analysis may be projected.

Liquidity and Capital Resources

The Company has incurred substantial losses and has a deficiency in stockholders' equity as of April 30, 1995 and, in 1995, terminated its sole business operations in Comoros. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

In order to generate future operating activities, the Company intends to implement its plan to expand its business and search for, investigate and attempt to secure and develop business opportunities through acquisitions, mergers or other business combinations and strategic alliances. There can be no assurance that the Company will be successful in its plan to expand its customer base or locate businesses in the same or similar industry for acquisition. Although the Company engages in these discussions from time to time, it is not at present party to any agreement or contract.

Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as a result of the calendar year 2000. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. The Company does not believe that any additional cost for the Year 2000 issue will be necessary. The Company also believes the effect of the Year 2000 issue on entities with which the Company transacts business will not have a material adverse effect on the Company's business, financial condition or results of operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

           None

Item 2. Changes in Securities and Use of Proceeds.

           None

Item 3. Defaults Upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           None.

Item 5. Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     Exhibit                                 Filed Herewith Or
     No.      Exhibit Description            Incorporated By Reference To:
     ---      -------------------            -------------------------------
     11.1     Statement re Computation of    *
              Earnings Per Share.

     27.1     Financial Data Schedule.       Filed herewith.

* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

          (b)     Report on Form 8-K

           None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 1, 2000.

                                       TRANSAMERICAN PETROLEUM CORPORATION


                                       By: /s/ Thomas E. Biddix
                                           -------------------------------------
                                           Thomas E. Biddix
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                         Title                     Date

/s/ Thomas E. Biddix                 President and Chief      February 1, 2000
--------------------                  Executive Officer
Thomas E. Biddix

/s/ Timothy F. McWilliams          Chief Accounting Officer   February 1, 2000
-------------------------
Timothy F. McWilliams