Form 10-Q
period 1996-01-31
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1996
                           --------------------------

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

                       TRANSAMERICAN PETROLEUM CORPORATION

                                    Form 10-Q

                                TABLE OF CONTENTS

        Heading                                                           Page

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements
          Balance Sheets - January 31, 1996 and April 30, 1995.............3
          Statements of Operations Three and nine months ended
            January 31, 1996 and 1994......................................4
          Statements of Stockholders Equity - Nine months ended
            January 31, 1996...............................................5
          Statements of Cash Flows - Three and nine months ended
            January 31, 1996 and 1995......................................6
          Notes to Consolidated Financial Statements.......................7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................7-8

PART II.OTHER INFORMATION
Item 1.   Legal Proceedings................................................8
Item 2.   Changes in Securities............................................8
Item 3.   Defaults Upon Senior Securities..................................8
Item 4.   Submission of Matters to a Vote of Securities Holders............8
Item 5.   Other Information................................................8
Item 6.   Exhibits and Reports on Form 8-K.................................8

SIGNATURES.................................................................9

                                     PART I

Item 1. Financial Statements.

                             Transamerican Petroleum Corporation and Subsidiaries

                                          Consolidated Balance Sheets

                                                                               January 31, 1996         April 30, 1995
                                                                               ----------------         --------------
                                                                                  (Unaudited)
Assets
     Cash ..................................................................   $             --         $          749
                                                                               ----------------         --------------
         Total current assets...............................................   $             --         $          749
                                                                               ================         ==============

Liabilities and Stockholders' Equity
Liabilities:
     Accounts payable......................................................... $            341         $       19,524
     Loans from officers.......................................................          72,819                 40,222
                                                                               ----------------         --------------
         Total current liabilities.............................................          73,160                 59,746
                                                                               ----------------         --------------

Commitments................................................................                  --                     --

Stockholders' equity:
     Preferred stock ......................................................                  --                     --
     Common stock...............................................................        118,470                118,470
     Additional paid in capital .................................................     1,179,301              1,179,301
     Accumulated deficit ........................................................    (1,370,931)            (1,356,768)
                                                                               ----------------         --------------
Total stockholders' equity .....................................................        (73,160)               (58,997)
                                                                               ----------------         --------------
 ...........................................................................    $             --         $          749
                                                                               ================         ==============

          See accompanying notes to consolidated financial statements

                                       Transamerican Petroleum Corporation and Subsidiaries

                                               Consolidated Statements of Operations

                                                            (Unaudited)


                                                        Three Months Ended January 31,      Nine Months Ended January 31,
                                                        ------------------------------      -----------------------------
                                                            1996              1995             1996              1995
                                                   ---------------     -------------    ------------      -------------

Revenues.......................................    $            --     $          --    $     10,000      $       6,243
Costs of revenues...............................                --                --              --                 --
                                                   ---------------     -------------    ------------      -------------
Gross profit ...................................                --                --          10,000              6,243
Selling, general and administrative expenses ......         14,163                --          24,163             25,427
                                                   ---------------     -------------    ------------      -------------
Loss before other income...........................        (14,163)               --         (14,163)           (19,184)
Other income, disposal of Comoros..............                 --                --              --              9,194
                                                   ---------------     -------------    ------------      -------------
Net income (loss)................................. $       (14,163)    $          --    $    (14,163)     $      (9,990)
                                                   ===============     =============    ============      =============
Loss per share.................................    $            --     $          --    $         --      $          --
                                                   ===============     =============    ============      =============
Weighted average number of common
     shares outstanding.............................    11,846,985        11,846,985      11,846,985         11,846,985
                                                   ===============     =============    ============      =============

          See accompanying notes to consolidated financial statements

                             Transamerican Petroleum Corporation and Subsidiaries

                                Consolidated Statements of Stockholders' Equity

                                                  Common Stock
                                                Number                     Additional
                                                  of           Par           Paid-In      Accumulated
                                                Shares        Value          Capital        Deficit       Total
                                                ------        -----          -------        -------       -----
BALANCE, April 30, 1995                      11,846,985     $ 118,470    $ 1,179,301   $ (1,356,768)  $ (58,997)
Unaudited:
     Net loss                                        --            --             --        (14,163)    (14,163)
                                             ----------     ---------    -----------   ------------   ---------
BALANCE, January 31, 1996 (unaudited)        11,846,985     $ 118,470    $ 1,179,301   $ (1,370,931)  $ (73,160)
                                             ==========      ========     ==========     ===========   =========

          See accompanying notes to consolidated financial statements

                                       Transamerican Petroleum Corporation and Subsidiaries

                                               Consolidated Statements of Cash Flows

                                                           (Unaudited)

                                                                                   Nine Months Ended January 31,
                                                                                     1996               1995
                                                                                 -----------       -----------
Cash flows from operating activities:
   Net income/(loss)............................................................ $   (14,163)      $    (9,990)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Cash provided by (used for):
        Accounts receivable.................................................              --             7,064
        Inventories.........................................................              --            25,374
        Other assets........................................................              --             1,037
        Accounts payable........................................................     (19,183)          (11,235)
        Accrued expenses....................................................              --           (34,000)
                                                                                 -----------       -----------
Net cash used by operating activities...........................................     (33,346)          (21,750)
                                                                                 -----------       -----------
Cash flows from financing activities:
   Increase in loans from officer...............................................      32,597            16,970
                                                                                 -----------       -----------
Net cash provided by financing activities.......................................      32,597            16,970
                                                                                 -----------       -----------

Net decrease in cash and cash equivalents....................................           (749)           (4,780)
Cash at beginning of period...................................................           749             5,529
                                                                                 -----------       -----------

Cash at end of period......................................................      $        --       $       749
                                                                                 ===========       ===========

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

Note 3 - Earnings or loss per share

Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at January 31, 1996 and 1995 was 11,846,985.

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

Results Of Operations

In the period May 1, 1994 through January 31, 1996, the Company had no active business and therefore no meaningful trends or analysis may be projected.

Liquidity and Capital Resources

The Company has incurred substantial losses and has a deficiency in stockholders' equity as of January 31, 1996 and, in 1995, terminated its sole business operations in Comoros. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

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