Form 10-K
period 1996-04-30
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1996

                         Commission file number 0-14978


                          TRANSAMERICAN PETROLEUM CORP.
                          -----------------------------
                       (Name of Registrant in its Charter)

               Colorado                                  84-0751916
               --------                                  ----------
     (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)


          255 East Drive, Suite C, Melbourne, Florida           32904
          -------------------------------------------           -----
           (Address of Principal Executive Offices)            (Zip Code)


                                 (321) 308-2900
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State issuer's revenues for its most recent fiscal year:   0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $317,900

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,846,426 as of October 1, 1999.

This report contains a total of 8 pages.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

         This report on Form 10-K for the fiscal year ended April 30, 1996, is being filed on February 1, 2000. The Company is filing this report along with others in an effort to bring its Securities and Exchange Act of 1934 filings current. In preparing this report, the Company has relied on the corporate documentation received from the Company's prior management which, in many instances, was incomplete.

General

Corporate Background

         Transamerican Petroleum Corporation (the "Company") was formed January 2, 1986, by virtue of a Certificate of Amendment from the Secretary of State of Colorado, changing its name from Oil Field Service Company, Inc., to Transamerican Petroleum Corporation. The Company was then a wholly owned subsidiary of PTP Resource Corporation, a Canadian corporation, whose stock is traded on both the Vancouver Stock Exchange and Nasdaq. Pursuant to a request filed with the Chief Counsel, Division of Corporate Finance, of the Securities and Exchange Commission, permission was granted on March 27, 1986 for the stock of the Company to be distributed on a pro rata basis to all shareholders of PTP Resource Corporation. The stock was issued on April 24, 1986.

         The Company is authorized to issue 45,000,000 shares of common stock, par value $.01 per share. As of April 30, 1996, there were 11,846,985 shares of common stock issued and outstanding. There were no preferred shares issued or outstanding.

         The Company had no full time employees during the reporting period. The Company's President, Georges Laroze, agreed to allocate a portion of his time to the activities of the Company without compensation except reimbursement of expenses. During the reporting period, the Company remained dormant and ceased all of its activities.

         The Company's address and telephone number are: 255 East Drive, Suite C, Melbourne, Florida 32904, (321) 308-2900.

Strategy

         The Company intended to provide a vehicle to take advantage of business opportunities which management believed were in the best interest of the Company's shareholders.

Trademarks

         None

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company had no properties during the reporting period.

ITEM 3.  LEGAL PROCEEDINGS

         The Company was not a party to any material litigation during the reporting period. Additionally, the Company is not a party to any material litigation as of the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None. During the reporting period, there was no meeting of security holders, and no voting on any matters.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the reporting period, the Company's common stock was traded on the OTC Bulletin Board under the symbol "TAMP." In December 1998, the Company changed its trading symbol to "TDCM." The Company has only limited trading in the over the counter market and thee is no assurance that this trading will expand or continue. From April 30, 1985 through April 30, 1996, there was limited and sporadic quotations which did not necessarily constitute an established public trading market. During the reporting period, Quotations of the Company's common stock ranged from a high bid of $0.20 to a low of $0.03125.

         The following table sets forth the high and low bid quotations for the common stock for the calendar periods indicated as reported by Nasdaq. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Calendar Period                                 High                  Low
----------------                                ----                  ---
Second Quarter ended 6/30/94                      *                     *
Third Quarter ended 9/30/94                       *                     *
Fourth Quarter ended 12/31/94                     *                     *
First Quarter ended 3/31/95                       $.15                  $.03125

Second Quarter ended 6/30/95                      $.20                  $.05
Third Quarter ended 9/30/95                       $.1875                $.0625
Fourth Quarter ended 12/31/95                     $.15                  $.09
First Quarter ended 3/31/96                       $.18                  $.08

*There was not enough quote activity to obtain the high and low bid quotations for the common stock for the periods indicated as reported by Nasdaq.

         As of April 30, 1996 there were approximately 600 holders of record of the 11,846,985 shares of common stock that were issued and outstanding. The transfer agent for the common stock is currently Interstate Transfer Company,
(801) 281-9746.

         The Company has never paid cash dividends on its common stock, and presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.

The Company's common stock may be deemed to be a "penny stock" and thus will become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell the Company's securities, and may adversely affect the ability of holders of the Company's common stock to resell their shares in the secondary market.

Recent Sales of Unregistered Securities

         None

ITEM 6.  SELECTED FINANCIAL DATA

         The following  selected  consolidated  financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal year ended April 30, 1996, and the balance sheet data at April 30, 1996, are derived from audited financial statements included elsewhere in this Form 10-K. The information contained in this report for prior reporting periods was obtained from the Company's previously filed Securities Exchange Act of 1934, as amended, reports.

                                                                 Fiscal Year Ended April 30,
                                                    ------------------------------------------------------
                                                         1996         1995          1994          1993
---------------------------------------------------- ------------- ------------ ------------- -------------
Net Sales                                            $10,000       $6,243       $44,742       0
---------------------------------------------------- ------------- ------------ ------------- -------------
Net income (loss) from continuing operation          ($14,163)     ($19,184)    ($77,695)     ($176,556)
---------------------------------------------------- ------------- ------------ ------------- -------------
Income (loss) from continuing operations per share   ---           ---          (.01)         (.02)
---------------------------------------------------- ------------- ------------ ------------- -------------
Total assets                                         0             $749         $39,004       $147,020
---------------------------------------------------- ------------- ------------ ------------- -------------
Long term obligations and re-deemable preferred
stock including long-term debts, capital leases,
and redeemable performed stock
---------------------------------------------------- ------------- ------------ ------------- -------------
Cash dividends declared per common share            --            --           --            --
---------------------------------------------------- ------------- ------------ ------------- -------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Report are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will depend on business, financial, and other factors beyond the Company's control. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Words used in this Report such as "expects," "believes," "estimates" and "anticipates" and variations of such words and similar expressions are intended to identify such forward-looking statements.

         During the period May 1, 1995 through April 30, 1996, the Company had no active business and, therefore, no meaningful trends or analysis may be reported. This Section should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report. The Company's ability to provide a vehicle to take advantage of business opportunities is dependent on its ability to raise capital to acquire and support any such business opportunities. Because the Company has no current source of liquidity, the Company is unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company. There can be no assurance that the Company will be successful in its plan to locate businesses which will be willing to enter into a business relationship with the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.


ITEM 8.  FINANCIAL STATEMENTS

         The financial statements required by this report are appended hereto commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Officers are elected by the Board and their terms of office are at the discretion of the Board.

Name                                 Age                   Positions Held
----                                 ---                   --------------
Georges Laroze                        51                   Director, President

Sylvain Laroze                        29                   Director, Secretary

Valerie Puccia                        41                   Director, Treasurer

All directors hold office until the next annual meeting of the Company's stockholders and until their successor has been elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

         There was no cash compensation paid to any executive officer during the reporting period.

Option Grants in Last Fiscal Year

         There were no options granted to Executive Officers during the reporting period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock, par value $.01 beneficially owned as of April 30, 1996 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (ii) each of the Company's directors, (iii) each named executive officer, and (iv) all executive officers and directors as a group. At April 30, 1996, 1996 there were 11,846,985 shares of common stock outstanding.

Name and Address of                Amount and Nature of             Percent
Beneficial Owner(1)                Beneficial Ownership(2)          of Class
-------------------                -----------------------          --------
Georges Laroze                             3,900,000                  26%
Sylvain Laroze                                85,000                  <1%
Valerie Puccia                               200,000                  1.7%
All directors and officers
  as a group (3 persons)                                              34.7%
----------------------
(1) Unless otherwise indicated, the address of each of the persons named in the table is the Company's executive offices, 255 East Drive, Suite C. Melbourne, Florida 33326. Unless otherwise noted, the Company believes that each of the persons named in the table have sole voting and dispositive power with respect to all the shares of common stock of the Company beneficially owned by such person. The Company has compiled the information contained herein form the Company's prior reports and the Company's corporate records.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Index to Exhibits

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSAMERICAN PETROLEUM CORP.
                                                (Registrant)


Date: February 1, 2000                 By: /s/ Thomas E. Biddix
                                           -------------------------------
                                           Thomas E. Biddix
                                           Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: February 1, 2000



By: /s/ Thomas E. Biddix
    ----------------------------------
    Thomas E. Biddix, Director


By: /s/ Timothy F. McWilliams
    ----------------------------------
    Timothy F. McWilliams, Director

                       TRANSAMERICAN PETROLEUM CORPORATION
                              FINANCIAL STATEMENTS
                                 APRIL 30, 1996


                                TABLE OF CONTENTS

FINANCIAL STATEMENTS:                                                 PAGE

Independent Auditors' Reports                                          F-2

Balance Sheets- April 30, 1995 and 1996                                F-3

Statements of Operations-                                              F-4
         Years Ended April 30, 1996 and 1995

Statements of Deficiency in Stockholders Equity                        F-5
         Years Ended April 30, 1996 and 1995

Statements of Cash Flows                                               F-6
         Years Ended April 30, 1996 and 1995

Notes to Financial Statements                                         F-6-7

Edward Isaacs & Company LLP
CPAs and Financial Consultants
380 Madison Avenue, New York, NY  10017
Tel (212) 297-4800, Fax (212) 972-9088
                                                        Member TGI International



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Transamerican Petroleum Corporation

We have audited the accompanying balance sheets of Transamerican Petroleum Corporation as of April 30, 1996 and 1995, and the related statements of operations, deficiency in stockholder's equity and cash flows for each of the years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerican Petroleum Corporation as of April 30, 1996 and 1995, and the results of its operations and cash flows for each of the years in the period ended April 30, 1996 in conformity with generally accepted accounting principles.

In November 1996, 59.72% of the Company's shares where sold to another company and the company is now under new management (see Note 6)

January 22, 1997           /s/  Edward Isaacs & Company LLP


                       TRANSAMERICAN PETROLEUM CORPORATION
                             STATEMENTS OF OPERATION
                       YEARS ENDED APRIL 30, 1996 AND 1995

                                                                         1996                      1995
                                                                       -----------               ---------
REVENUES:
         Sales                                                         $        -                $        -
                                                                       ----------                ----------
         Other                                                         $   10,000                $    6,243
                                                                       ----------                ----------
                                                                           10,000                     6,243
                                                                       ----------                ----------
COST AND EXPENSES
         Cost of sales                                                          -                         -
         Professional fees                                                 23,564                    17,724
         Travel                                                                 -                     6,536
         Other                                                                599                     1,167
         Minority Interest                                                      -                         -
                                                                       ----------                ----------
                                                                           24,163                    25,427
                                                                       ----------                ----------
                  LOSS BEFORE OTHER ITEM                                  (14,163)                  (19,184)

GAIN ON DISPOSAL OF COMOROS OPERATION                                           -                     9,194
                                                                       ----------                ----------
                  NET LOSS                                             $  (14,163)               $   (9,990)
                                                                       ----------                ----------
NET LOSS PER SHARE                                                     $        -                $        -
                                                                       ----------                ----------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                                    11,846,985                11,846,985
                                                                       ----------                ----------

      See Independent Auditors' Report and notes to financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                                 BALANCE SHEETS
                             APRIL 30, 1996 AND 1995

                                  ASSETS                                      1996                       1995
                                                                        -----------------         -------------------
CURRENT ASSETS:
    Cash                                                                $               -         $               749
                                                                        -----------------         -------------------

                LIABILITIES AND DEFICIENCY IN STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                             $             341         $            19,524

  Loan from officer                                                                    -                      40,222
                                                                       -----------------         -------------------

         TOTAL CURRENT LIABILITIES                                                   341                      59,746
                                                                       -----------------         -------------------
DEFICIENCY IN STOCKHOLDERS' EQUITY:
  Preferred stock, 5,000,000 shares authorized; none
      Issued and outstanding
   Common stock, par value $.01 per share, 45,000,000 shares
      Authorized; 11,846,985 issued and outstanding                              118,470                     118,470
   Additional paid-in capital                                                  1,252,120                   1,179,301
   Accumulated deficit                                                        (1,370,931)                 (1,356,768)
                                                                       -----------------         -------------------
         TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY                                   (341)                    (58,997)
                                                                       -----------------         -------------------

                                                                       $               -         $               749
                                                                       -----------------         -------------------

      See Independent Auditors' Report and notes to financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                       YEARS ENDED APRIL 30, 1996 AND 1995


                                         Common Stock                   Additional
                                  ---------------------------            Paid In              Accumulated
                                    Shares            Amount             Capital                 Deficit                Total
                                  ----------         --------           ----------             -----------          ------------
BALANCE - April 30, 1994          11,846,965         $118,470           $1,179,301             $(1,346,778)          $ (49,007)

    Net Loss- April 30, 1995               -                -                    -                  (9,990)             (9,990)
                                  ----------         --------           ----------             -----------          ------------
BALANCE- April 30, 1995           11,846,965          118,470            1,179,301              (1,356,768)            (58,997)

   Net Loss- April 30, 1996                -                -                    -                 (14,163)            (14,163)

   Capital contributions                   -                -               72,819                       -              72,819
                                  ----------         --------           ----------             -----------          ------------
BALANCE- April 30, 1996           11,846,965         $118,470           $1,252,120             $(1,370,931)         $     (341)
                                  ----------         --------           ----------             -----------          ------------

      See Independent Auditors' Report and notes to financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED APRIL 30, 1996 AND 1995

                                                                                   1996                      1995
                                                                                ------------           --------------
OPERATING ACTIVITIES:
  Net Loss                                                                      $    (14,163)          $       (9,990)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
        Minority Interest in loss                                                          -                        -
        Increase (decrease) in cash attributable to
             Changes in assets and liabilities:
                  Accounts receivable                                                      -                    7,064
                  Inventories                                                              -                   25,374
                  Other                                                                    -                    1,037
                  Accounts payable                                                   (19,183)                 (11,235)
                  Accrued expenses                                                         -                  (34,000)
                                                                                ------------           --------------
         NET CASH USED IN OPERATING ACTIVITIES                                       (33,346)                 (21,750)
                                                                                ------------           --------------
FINANCING ACTIVITIES:
   Increase (decrease) in loan from officer                                           32,597                   16,970
   Proceeds from issuance of common stock                                                  -                        -
   Minority investments in subsidiaries                                                    -                        -
                                                                                ------------           --------------
         NET CASH PROVIDED BY FINANCING ACITIVITES                                    32,597                   16,970
                                                                                ------------           --------------
         NET DECREASE IN CASH                                                           (749)                  (4,780)
                                                                                ------------           --------------
CASH at beginning                                                                        749                    5,529
                                                                                ------------           --------------
         CASH at end                                                            $          -           $          749
                                                                                ------------           --------------

       See Independent Auditors' Report and notes to financial statements

                       TRANSAMERICAN PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Operations:

         The operations of Transamerican Petroleum Corporation (Company) prior to 1995 had been the pursuit of business opportunities, principally in the Federal Islamic Republic of the Comoros, an island nation off the southeast coast of Africa (see Note 4). The company's administrative offices were located in Givors, France until November 1996 (see Note
         5).

         The Company was incorporated in Colorado on July 20, 1981 as Oil Field Service Company, Inc. and, in 1986, the name of the Company was changed to Transamerican Petroleum Corporation.

         Foreign Subsidiaries:

         During fiscal year 1994, the Company acquired a 70% interest in a newly established Comoros company, which owned 60% of another newly established Comoros Company engaged in selling consumer goods. The Company also directly owned 10% of that Company. These Companies are included in the financial statements for the year ended April 30, 1994. All significant intercompany items have been eliminated in consolidation.

         Liquidity:

         The accompanying statements of operations show that the Company has incurred substantial losses and has a deficiency in stockholders equity as of April 30, 1996 and, in 1995, terminated its sole business operations in Comoros. The ability of the Company to continue as a going concern is dependent upon resuming operations in the future and obtaining necessary financing.

         Cash:

         For purpose of the statement of cash flow, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Income Taxes:

         The Company accounts for income taxed pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities and adjustments to deferred tax balances for changes in tax law and rates. In addition; future tax benefits such as net operating loss carryforwards are recognized to the extent recognition of such benefits is more likely than not.

                       TRANSAMERICAN PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

2.       ISSUANCE OF COMMON STOCK

         On August 4, 1993, the Company issued 70,00 shares of common stock in consideration of $ 33, 817 (price per share $ .48), to non-citizens and non-residents of the United States.

3.       INCOME TAXES

         At April 30, 1996, the Company has approximately $ 337,149 of net operating loss carryforwards expiring in 2011, which would have resulted in a deferred tax asset of approximately $ 105,000 as of April 30, 1996. The Company has not recognized the deferred tax asset applicable to the carryforward as the balance would be offset by a valuation allowance.

4.       TERMINATION OF OPERATIONS IN COMOROS

         On September 15, 1994, the Company ceased operations in the Comoros. In connection therewith, the Company accrued in the accompanying 1994 financial statements $ 34,000 for expenses and losses expected be incurred in realizing and winding up operations.

5.       NONCASH FINANCING ACTIVITIES

         On April 30, 1996, a $ 72,819 loan from a shareholder was converted to additional paid-in capital.

6.       SUBSEQUENT EVENTS

         Pursuant to a stock purchase agreement dated November 26, 1996, the principal stockholders of the Company sold their shares of common stock totaling 7,075,000 9representing 59.72% of the then issued and outstanding stock), to a British Virgin Islands company. Upon the sale of the shares, a new Board of Directors was elected, and new officers were appointed, effectuating a change of control of the Company. Under new management, the Company's administrative offices are located in Charlotte, North Carolina.