Form 10-Q
period 1996-07-31
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1996
                           --------------------------

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

                       TRANSAMERICAN PETROLEUM CORPORATION

                                    Form 10-Q

                                TABLE OF CONTENTS

        Heading                                                           Page

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements
          Balance Sheets - July 31, 1996 and April 30, 1996..................3
          Statements of Operations Three months ended July 31, 1996
            and 1995.........................................................4
          Statements of Stockholders Equity- Three months ended
            July 31, 1996....................................................5
          Statements of Cash Flows - Three months ended July 31, 1996 and 1995.........................................................6
          Notes to Consolidated Financial Statements.........................7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................7-8

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

SIGNATURES...................................................................9

                                     PART I
Item 1. Financial Statements.

                                         Transamerican Petroleum Corporation and Subsidiaries

                                                      Consolidated Balance Sheets

                                                                                 July 31, 1996          April 30, 1996
                                                                                 -------------          --------------
                                                                                  (Unaudited)
Assets
     Cash ...............................................................        $          --          $           --
                                                                                 -------------          --------------
         Total current assets............................................        $          --          $           --
                                                                                 =============          ==============

Liabilities and Stockholders' Equity
Liabilities:
     Accounts payable.......................................................     $         341          $          341
                                                                                 -------------          --------------
         Total current liabilities........................................                 341                     341
                                                                                 -------------          --------------

Commitments................................................................                 --                      --
Stockholders' equity:
     Preferred stock ......................................................                 --                      --
     Common stock...............................................................       118,470                 118,470
     Additional paid in capital .................................................    1,252,120               1,252,120
     Accumulated deficit ........................................................   (1,370,931)             (1,370,931)
                                                                                 -------------          --------------
Total stockholders' equity ....................................................           (341)                   (341)
                                                                                 -------------          --------------
 ...........................................................................      $          --          $           --
                                                                                 =============          ==============

          See accompanying notes to consolidated financial statements

                                         Transamerican Petroleum Corporation and Subsidiaries

                                                 Consolidated Statements of Operations
                                                              (Unaudited)

                                                                                  Three Months Ended July 31,
                                                                                    1996               1995
                                                                                ------------     -------------
Revenues..................................................................      $         --     $      10,000

Costs of revenues.......................................................                  --                --
                                                                                ------------     -------------
Gross profit ............................................................                 --            10,000
Selling, general and administrative expenses ...........................                  --            10,000
                                                                                ------------     -------------
Net income (loss)......................................................         $         --     $          --
                                                                                ============     =============
Loss per share..........................................................        $         --     $          --
                                                                                ============     =============
Weighted average number of common shares outstanding..........................    11,846,985        11,846,985
                                                                                ============     =============

See accompanying notes to consolidated financial statements

                                         Transamerican Petroleum Corporation and Subsidiaries

                                            Consolidated Statements of Stockholders' Equity

                                                    Common Stock
                                                Number                     Additional
                                                  of           Par           Paid-In      Accumulated
                                                Shares        Value          Capital        Deficit       Total
                                                ------        -----          -------        -------       -----
BALANCE, April 30, 1996                      11,846,985     $ 118,470    $ 1,252,120   $ (1,370,931) $     (341)
Unaudited:
     Net loss                                        --            --             --             --          --
                                             ----------     ---------    -----------   ------------  ----------
BALANCE, July 31, 1996 (unaudited)           11,846,985     $ 118,470    $ 1,252,120   $ (1,370,931) $     (341)
                                             ==========     =========    ===========   ============  ==========

          See accompanying notes to consolidated financial statements

                                         Transamerican Petroleum Corporation and Subsidiaries

                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)

                                                                                    Three Months Ended July 31,
                                                                                     1996               1995
                                                                              --------------    --------------
Cash flows from operating activities:
   Net income/(loss).......................................................   $           --    $           --
                                                                              --------------    --------------
Net cash used by operating activities.....................................                --                --
                                                                              --------------    --------------
Net decrease in cash and cash equivalents.................................                --                --
Cash at beginning of period...............................................                --               749
                                                                              --------------    --------------
Cash at end of period......................................................   $           --    $          749
                                                                              ==============    ==============

See accompanying notes to consolidated financial statements

              Transamerican Petroleum Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Transamerican Petroleum Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet as of April 30, 1996 was derived from the audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

Note 2 - Termination of operations in Comoros

On September 15, 1994, the Company ceased operations in the Comoros and entered a period of no operating activities.

Note 3 - Earnings or loss per share

Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at July 31, 1996 and 1995 was 11,846,985.

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

Results Of Operations

In the period May 1, 1994 through July 31, 1996, the Company had no active business and therefore no meaningful trends or analysis may be projected.

Liquidity and Capital Resources

The Company has incurred substantial losses and has a deficiency in stockholders' equity as of July 31, 1996 and, in 1995, terminated its sole business operations in Comoros. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

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

           None.

Item 5. Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

     Exhibit                                      Filed Herewith Or
     No.      Exhibit Description                 Incorporated By Reference To:
     ---      -------------------                 -----------------------------
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