Form 10-Q
period 1997-01-31
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997
                           --------------------------

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

                       TRANSAMERICAN PETROLEUM CORPORATION

                                    Form 10-Q

                                TABLE OF CONTENTS

        Heading                                                           Page

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements
          Balance Sheets - January 31, 1997 and April 30, 1996..............3
          Statements of Operations Three and nine months ended
            January 31, 1997 and 1996.......................................4
          Statements of Stockholders Equity - Nine months ended
            January 31, 1997................................................5
          Statements of Cash Flows - Three and nine months ended
            January 31, 1997 and 1996.......................................6
          Notes to Consolidated Financial Statements........................7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................7-8

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings................................................8
Item 2.    Changes in Securities............................................8
Item 3.    Defaults Upon Senior Securities..................................8
Item 4.    Submission of Matters to a Vote of Securities Holders............8
Item 5.    Other Information................................................8
Item 6.    Exhibits and Reports on Form 8-K.................................8

SIGNATURES..................................................................9

                                     PART I

Item 1. Financial Statements.

                              Transamerican Petroleum Corporation and Subsidiaries

                                            Consolidated Balance Sheets

                                                                               January 31, 1997         April 30, 1996
                                                                               ----------------         --------------
                                                                                  (Unaudited)
Assets
     Cash ...............................................................      $             --         $           --
                                                                               ----------------         --------------
         Total current assets............................................      $             --         $           --
                                                                               ================         ==============

Liabilities and Stockholders' Equity
Liabilities:
     Accounts payable.......................................................   $            341         $          341
                                                                               ----------------         --------------
         Total current liabilities........................................                  341                    341
                                                                               ----------------         --------------
Commitments................................................................                  --                     --

Stockholders' equity:
     Preferred stock ......................................................                  --                     --
     Common stock...............................................................        118,470                118,470
     Additional paid in capital .................................................     1,252,120              1,252,120
     Accumulated deficit ........................................................    (1,370,931)            (1,370,931)
                                                                               ----------------         --------------
Total stockholders' equity ....................................................            (341)                  (341)
                                                                               ----------------         --------------
 ...........................................................................    $             --         $           --
                                                                               ================         ==============

          See accompanying notes to consolidated financial statements

                             Transamerican Petroleum Corporation and Subsidiaries

                                     Consolidated Statements of Operations

                                                  (Unaudited)

                                                        Three Months Ended January 31,      Nine Months Ended January 31,
                                                        ------------------------------      -----------------------------
                                                            1997              1996             1997              1996
                                                   ---------------     -------------    -------------   ---------------
Revenues.......................................    $            --     $          --    $          --   $        10,000
Costs of revenues...............................                --                --               --                --
                                                   ---------------     -------------    -------------   ---------------
Gross profit ...................................                --                --               --            10,000
Selling, general and administrative expenses ...                --            14,163               --            24,163
                                                   ---------------     -------------    -------------   ---------------
Net income (loss)..............................    $            --     $      14,163    $          --   $       (14,163)
                                                   ===============     =============    =============   ===============
Loss per share.................................    $            --     $          --    $          --   $            --
                                                   ===============     =============    =============   ===============
Weighted average number of common
     shares outstanding.............................    11,846,985        11,846,985       11,846,985        11,846,985
                                                   ===============     =============    =============   ===============

          See accompanying notes to consolidated financial statements

                                  Transamerican Petroleum Corporation and Subsidiaries

                                     Consolidated Statements of Stockholders' Equity

                                                  Common Stock
                                                Number                     Additional
                                                  of           Par           Paid-In      Accumulated
                                                Shares        Value          Capital        Deficit       Total
                                                ------        -----          -------        -------       -----
BALANCE, April 30, 1996                      11,846,985     $ 118,470    $ 1,252,120   $ (1,370,931) $     (341)
Unaudited:
     Net loss                                        --            --             --             --          --
                                             ----------     ---------    -----------   ------------  ----------
BALANCE, January 31, 1997 (unaudited)        11,846,985     $ 118,470    $ 1,252,120   $ (1,370,931) $     (341)
                                             ==========     =========    ===========   ============  ==========

          See accompanying notes to consolidated financial statements

                                  Transamerican Petroleum Corporation and Subsidiaries

                                          Consolidated Statements of Cash Flows

                                                       (Unaudited)

                                                                                   Nine Months Ended January 31,
                                                                                     1997               1996
                                                                                   ---------       ----------
Cash flows from operating activities:
   Net income/(loss).........................................................      $      --       $  (14,163)
                                                                                   ---------       ----------
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
      Cash provided by (used for):
        Accounts payable....................................................              --          (19,183)
                                                                                   ---------       ----------

Net cash used by operating activities.......................................              --          (33,346)
                                                                                   ---------       ----------

Cash flows from financing activities:
   Increase in loans from officer...........................................              --           32,597
                                                                                   ---------       ----------
Net cash provided by financing activities...................................              --           32,597
                                                                                   ---------       ----------
Net decrease in cash and cash equivalents..................................               --             (749)
Cash at beginning of period.................................................              --              749
                                                                                   ---------       ----------
Cash at end of period......................................................        $      --       $       --
                                                                                   =========       ==========

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

Note 3 - Earnings or loss per share

Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at January 31, 1997 and 1996 was 11,846,985.

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

Results Of Operations

In the period May 1, 1994 through January 31, 1997, the Company had no active business and therefore no meaningful trends or analysis may be projected.

Liquidity and Capital Resources

The Company has incurred substantial losses and has a deficiency in stockholders' equity as of January 31, 1997 and, in 1995, terminated its sole business operations in Comoros. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

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