Form 10-K
period 1997-04-30
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1997

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

         This report on Form 10-K for the fiscal year ended April 30, 1997, is being filed on February 1, 2000. The Company is filing this report along with others in an effort to bring its Securities and Exchange Act of 1934 filings current. In preparing this report, the Company has relied on the corporate documentation received from the Company's prior management which, in many instances, was incomplete.

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

         The Company is authorized to issue 45,000,000 shares of common stock, par value $.01 per share. As of April 30, 1998, there were 11,846,985 shares of common stock issued and outstanding. There were no preferred shares issued or outstanding.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the reporting period, the Company's common stock was traded on the OTC Bulletin Board under the symbol "TAMP." In December 1998, the Company changed its trading symbol to "TDCM." The Company has only limited trading in the over the counter market and there is no assurance that this trading will expand or continue. From April 30, 1985 through April 30, 1997, there was limited and sporadic quotations which did not necessarily constitute an established public trading market. During the reporting period, Quotations of the Company's common stock ranged from a high bid of $.20 to a low of $.02.

         The following table sets forth the high and low bid quotations for the common stock for the calendar periods indicated as reported by Nasdaq. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Calendar Period                             High                  Low
---------------                             ----                  ---
Second Quarter ended 6/30/95                $.20                  $.05
Third Quarter ended 9/30/95                 $.1875                $.0625
Fourth Quarter ended 12/31/95               $.15                  $.09
First Quarter ended 3/31/96                 $..18                 $.08

Second Quarter ended 6/30/96                $.15                  $.02
Third Quarter ended 9/30/96                 $.02                  $.02
Fourth Quarter ended 12/31/96               $.02                  $.02
First Quarter ended 3/31/97                 $.02                  $.02


         As of April 30, 1997 there were approximately 600 holders of record of the 11,846,985 shares of common stock that were issued and outstanding. The transfer agent for the common stock is currently Interstate Transfer Company,
(801) 281-9746.

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

Recent Sales of Unregistered Securities

         None

ITEM 6.  SELECTED FINANCIAL DATA

         The following  selected  consolidated  financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal year ended April 30, 1997, and the balance sheet data at April 30, 1997, are derived from audited financial statements included elsewhere in this Form 10-K. The information contained in this report for prior reporting periods was obtained from the Company's previous filed Securities Exchange Act of 1934 reports.

                                                                       Fiscal Year Ended April 30,
                                                     -----------------------------------------------------------------
                                                         1997         1996          1995          1994        1993
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Net Sales                                            ---           $10,000      $6,243        $44,742       0
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Net income (loss) from continuing operation          $341          ($14,163)    ($19,184)     ($77,695)     ($176,556)
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Income (loss) from continuing operations per share   ---           ---          ---           (.01)         (.02)
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Total assets                                         0             0            $749          $39,004       $147,020
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Long term obligations and re-deemable preferred
stock including long-term debts, capital leases,
and redeemable performed stock
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Cash dividends declared per common share             ---          --                         --            --
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------

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

         During the period May 1, 1996 through April 30, 1997, the Company had no active business and, therefore, no meaningful trends or analysis may be reported. This Section should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report. The Company's ability to provide a vehicle to take advantage of business opportunities is dependent on its ability to raise capital to acquire and support any such business opportunities. Because the Company has no current source of liquidity, the Company is unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company. There can be no assurance that the Company will be successful in its plan to locate businesses which will be willing to enter into a business relationship with the Company.


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

Name                                 Age                   Positions Held
----                                 ---                   --------------
Georges Laroze                        52                   Director, President

Sylvain Laroze                        30                   Director, Secretary

Valerie Puccia                        42                   Director, Treasurer

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock, par value $.01 beneficially owned as of April 30, 1997 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (ii) each of the Company's directors, (iii) each named executive officer, and (iv) all executive officers and directors as a group. At April 30, 1997 there were 11,846,985 shares of common stock outstanding.

Name and Address of                    Amount and Nature of            Percent
Beneficial Owner(1)                   Beneficial Ownership(2)          of Class
--------------------                  -----------------------          --------
Georges Laroze                                3,900,000                  26%
Sylvain Laroze                                   85,000                  <1%
Valerie Puccia                                  200,000                  1.7%
All directors and officers
  as a group (3 persons)                                                 34.7%
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

Date: February 1, 2000



By: /s/ Thomas E. Biddix
    ----------------------------------
    Thomas E. Biddix, Director


By: /s/ Timothy F. McWilliams
    ----------------------------------
    Timothy F. McWilliams, Director

                       TRANSAMERICAN PETROLEUM CORPORATION
                              FINANCIAL STATEMENTS
                        WITH INDEPENDENT AUDITOR'S REPORT
                                 April 30, 1997

                                    CONTENTS

                                                                        Page

INDEPENDENT AUDITOR'S REPORT                                            F-3

BALANCE SHEET                                                           F-4

STATEMENT OF OPERATIONS                                                 F-5

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                            F-6

STATEMENT OF CASH FLOWS                                                 F-7

NOTES TO FINANCIAL STATEMENTS                                           F-8

                          INDEPENDENT AUDITOR'S REPORT




Transamerican Petroleum Corporation
Melbourne, Florida

We have audited the accompanying balance sheet of Transamerican Petroleum Corporation as of April 30, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Bestal & Wiler LLP

Certified Public Accountants
November 12, 1999

                            TRANSAMERICAN PETROLEUM CORPORATION
                                       BALANCE SHEET
                                      April 30, 1997
                                          ASSETS

ASSETS                                                                          $        -
                                                                                ==========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

STOCKHOLDERS' EQUITY:
    Preferred stock - $.10 par value; 5,000,000                                 $         -
       shares authorized; none issued
    Common stock - $.01 par value; 45,000,000 shares
       authorized; 11,846,985 issued and outstanding                                118,470
    Additional paid-in capital                                                    1,252,120
    Accumulated deficit                                                          (1,370,590)
                                                                                -----------

         TOTAL STOCKHOLDERS' EQUITY                                                       -
                                                                                -----------
                                                                                $         -
                                                                                ===========

                       See notes to financial statements.

                            TRANSAMERICAN PETROLEUM CORPORATION
                                  STATEMENT OF OPERATIONS
                             For the Year Ended April 30, 1997

COSTS AND EXPENSES                                                              $     (341)
                                                                                ----------
NET INCOME                                                                      $      341
                                                                                ==========
NET INCOME PER SHARE                                                            $        -
                                                                                ==========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                                          11,846,985
                                                                                ==========

                       See notes to financial statements.

                                      TRANSAMERICAN PETROLEUM CORPORATION
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For the Year Ended April 30, 1997


                                         Common Stock                   Additional
                                  ---------------------------            Paid In              Accumulated
                                    Shares            Amount             Capital                 Deficit                 Total
                                  ----------         --------           ----------             -----------            --------
BALANCE - April 30, 1996          11,846,985         $118,470           $1,252,120             $(1,370,831)           $   (341)

   Net income - April 30, 1997          -                -                    -                        341                 341
                                  ----------         --------           ----------             -----------            --------
BALANCE - April 30, 1997          11,846,985         $118,470           $1,252,120             $(1,370,590)           $    -
                                  ==========         ========           ==========             ===========            ========

                       See notes to financial statements.

                                 TRANSAMERICAN PETROLEUM CORPORATION
                                        STATEMENT OF CASH FLOWS
                                  For the Year Ended April 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $    341
        Increase (decrease) in cash attributable to
             change in accounts payable                                                   (341)
                                                                                      --------
        Net cash used in operating activities                                                -
                                                                                      --------

NET CHANGE IN CASH                                                                           -

CASH - Beginning of year                                                                     -
                                                                                      --------

CASH - End of year                                                                    $      -
                                                                                      ========

                       See notes to financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        For the Year Ended April 30, 1997

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

         Business - The Company was incorporated in Colorado on July 20, 1981 as Oil Field Service Company Inc. and in 1986, the name of the Company was changed to Transamerican Petroleum Corporation. The Company has been virtually inactive since 1995.

         Income Taxes - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities and adjustments to deferred tax balances for changes in tax law and rates. In addition, future tax benefits such as net operating loss carryforwards are recognized to the extent recognition of such benefits is more likely than not.

         Earnings or Loss Per Share - Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at April 30, 1997 was 11,846,985.

NOTE 2   INCOME TAXES

         At April 30, 1997, the Company has approximately $337,000 of net operating loss carryforwards expiring in 2011, which would have resulted in a deferred tax asset of approximately $105,000 at April 30, 1997. The Company has not recognized the deferred tax asset applicable to the carryforward as the balance is offset by a valuation allowance.

NOTE 3   CONTINGENCIES

         Transamerican is an over-the-counter (OTC) bulletin board company traded under the symbol TAMP. However, the Company is delinquent in its S.E.C. filings; the last Form 10-K was filed for the year ended April 30, 1995.

         Additionally, the Company is delinquent in its filings with the Internal Revenue Service.

         The effects, if any, of penalties relating to the above are not reflected in the accompanying financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        For the Year Ended April 30, 1997

NOTE 4   SUBSEQUENT EVENTS

         On December 1, 1998, the Board of Directors changed the Company's name to Pre-Cell Solutions, Inc. On that same date, the Company declared a 1:7 reverse stock split and also acquired Pre-Cell Solutions, Inc., a Florida Corporation. The acquisition was made with a total of
         32,156,000 shares of the Company's common stock, including approximately 827,000 shares for services and costs incurred. The total purchase price of $1,523,000 was based upon a market value of $.04 per share. The entire purchase price will be allocated to goodwill.

         In 1999, the Company entered into employment agreements with two stockholders/officers. Such agreements require annual payments totaling $180,000 and $95,000, respectively, to each executive per year through June 30, 1999. Additionally, the agreements provide for the executives to receive a total of 4,000,000 and 3,000,000 options, respectively, to purchase common stock at $.04 per share. These options will vest on December 1, 1999 and are exercisable for a term of five years.

NOTE 5   YEAR 2000 (UNAUDITED)

         Management has assessed the company's exposure to date sensitive computer hardware and software programs that may not be operative subsequent to 1999 and has implemented a requisite course of action to minimize Year 2000 risk and ensure that neither significant costs nor disruption of normal business operations are encountered. However, because there is no guarantee that all systems of outside vendors or other entities affecting the Company's operations will be 2000 compliant, the Company remains susceptible to consequences of the Year 2000 Issue.