Form 10-Q
period 1997-10-31
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997
                           --------------------------

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

                       TRANSAMERICAN PETROLEUM CORPORATION

                                    Form 10-Q

                                TABLE OF CONTENTS

        Heading                                                           Page

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements
          Balance Sheets - October 31, 1997 and April 30, 1997...............3
          Statements of Operations Three and six months ended
            October 31, 1997 and 1996........................................4
          Statements of Stockholders Equity- Six months ended
            October 31, 1997.................................................5
          Statements of Cash Flows - Three and six months ended
            October 31, 1997 and 1996........................................6
          Notes to Consolidated Financial Statements.........................7

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

SIGNATURES...................................................................9

                                     PART I

Item 1. Financial Statements.

                             Transamerican Petroleum Corporation and Subsidiaries

                                          Consolidated Balance Sheets

                                                                               October 31, 1997         April 30, 1997
                                                                               ----------------         --------------
                                                                                  (Unaudited)
Assets
     Cash ...............................................................      $             --         $           --
                                                                               ----------------         --------------
         Total current assets............................................      $             --         $           --
                                                                               ================         ==============
Liabilities and Stockholders' Equity
Liabilities:
     Accounts payable....................................................      $             --         $           --
                                                                               ----------------         --------------
         Total current liabilities.....................................                      --                     --
                                                                               ----------------         --------------

Commitments................................................................                  --                     --

Stockholders' equity:
     Preferred stock ......................................................                  --                     --
     Common stock...............................................................        118,470                118,470
     Additional paid in capital .................................................     1,252,120              1,252,120
     Accumulated deficit ........................................................    (1,370,590)            (1,370,590)
                                                                               ----------------         --------------
Total stockholders' equity .................................................                 --                     --
                                                                               ----------------         --------------
 ...........................................................................    $             --         $           --
                                                                               ================         ==============

          See accompanying notes to consolidated financial statements

                                  Transamerican Petroleum Corporation and Subsidiaries

                                         Consolidated Statements of Operations

                                                       (Unaudited)

                                                        Three Months Ended October 31,      Six Months Ended October 31,
                                                        ------------------------------      ----------------------------
                                                            1997              1996             1997              1996
                                                       -----------       -----------      -----------       -----------
Revenues.......................................        $        --       $        --      $        --       $        --
Costs of revenues...............................                --                --               --                --
                                                       -----------       -----------      -----------       -----------
Gross profit ...................................                --                --               --                --
Selling, general and administrative expenses ...                --                --               --                --
                                                       -----------       -----------      -----------       -----------
Loss before other income......................                  --                --               --                --
Other income, disposal of Comoros...................            --                --               --                --
                                                       -----------       -----------      -----------       -----------
Net income (loss).............................         $        --       $        --      $        --       $        --
                                                       ===========       ===========      ===========       ===========
Loss per share................................         $        --       $        --      $        --       $        --
                                                       ===========       ===========      ===========       ===========
Weighted average number of common
     shares outstanding.............................    11,846,985        11,846,985       11,846,985        11,846,985
                                                       ===========       ===========      ===========       ===========

          See accompanying notes to consolidated financial statements

                                     Transamerican Petroleum Corporation and Subsidiaries

                                       Consolidated Statements of Stockholders' Equity

                                                   Common Stock
                                                Number                     Additional
                                                  of           Par           Paid-In      Accumulated
                                                Shares        Value          Capital        Deficit       Total
                                                ------        -----          -------        -------       -----

BALANCE, April 30, 1997                      11,846,985     $ 118,470    $ 1,252,120   $ (1,370,590)   $       --
Unaudited:
     Net loss                                        --            --             --             --            --
                                             ----------     ---------    -----------   ------------     ---------
BALANCE, October 31, 1997 (unaudited)        11,846,985     $ 118,470    $ 1,250,120   $ (1,370,590)   $       --
                                             ==========     =========    ===========   ============    ==========

          See accompanying notes to consolidated financial statements

                                     Transamerican Petroleum Corporation and Subsidiaries

                                           Consolidated Statements of Cash Flows

                                                        (Unaudited)

                                                                                   Six Months Ended October 31,
                                                                                     1997               1996
                                                                              --------------    --------------
Cash flows from operating activities:
   Net income/(loss)......................................................... $           --    $           --

Net cash used by operating activities.......................................              --                --
                                                                              --------------    --------------
Net decrease in cash and cash equivalents...................................              --                --
Cash at beginning of period.................................................              --                --
                                                                              --------------    --------------
Cash at end of period.......................................................  $           --    $           --
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

Note 3 - Earnings or loss per share

Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at October 31, 1997 and 1996 was 11,846,985.

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

Results Of Operations

In the period May 1, 1994 through October 31, 1997, the Company had no active business and therefore no meaningful trends or analysis may be projected.

Liquidity and Capital Resources

The Company has incurred substantial losses and has a deficiency in stockholders' equity as of October 31, 1997 and, in 1995, terminated its sole business operations in Comoros. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

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