Form 10-K
period 1998-04-30
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1998

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

         This report on Form 10-K for the fiscal year ended April 30, 1998, is being filed on February 1, 2000. The Company is filing this report along with others in an effort to bring its Securities and Exchange Act of 1934 filings current. In preparing this report, the Company has relied on the corporate documentation received from the Company's prior management which, in many instances, was incomplete.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         During the reporting period, the Company's common stock was traded on the OTC Bulletin Board under the symbol "TAMP." In December 1998, the Company changed its trading symbol to "TDCM." The Company has only limited trading in the over the counter market and there is no assurance that this trading will expand or continue. From April 30, 1985 through April 30, 1998, there was limited and sporadic quotations which did not necessarily constitute an established public trading market. During the reporting period, Quotations of the Company's common stock ranged from a high bid of $.15 to a low of $.005.

         The following table sets forth the high and low bid quotations for the common stock for the calendar periods indicated as reported by Nasdaq. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Caldendar Period                            High                  Low
----------------                            ----                  ---
Second Quarter ended 6/30/96                $.15                  $.02
Third Quarter ended 9/30/96                 $.02                  $.02
Fourth Quarter ended 12/31/96               $.02                  $.02
First Quarter ended 3/31/97                 $.02                  $.02

Second Quarter ended 6/30/97                $.03                  $.02
Third Quarter ended 9/30/97                 $.04                  $.02
Fourth Quarter ended 12/31/97               $.04                  $.005
First Quarter ended 3/31/98                 $.005                 $.005


         As of April 30, 1998 there were approximately 600 holders of record of the 11,846,985 shares of common stock that were issued and outstanding. The transfer agent for the common stock is currently Interstate Transfer Company,
(801) 281-9746.

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

Recent Sales of Unregistered Securities

         None

ITEM 6.  SELECTED FINANCIAL DATA

         The following  selected  consolidated  financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal year ended April 30, 1998, and the balance sheet data at April 30, 1998, are derived from audited financial statements included elsewhere in this Form 10-K. The information contained in this report for prior reporting periods was obtained form the Company's previous Securities Exchange Act of 1934 reports.

                                                                       Fiscal Year Ended April 30,
                                                     -----------------------------------------------------------------
                                                         1998         1997          1996          1995        1994
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Net Sales                                            ---           ---          $10,000       $6,243        $44,742
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Net income (loss) from continuing operation          ---           $341         ($14,163)     ($19,184)     ($77,695)
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Income (loss) from continuing operations per share   ---           ---          ---           ---           (.01)
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Total assets                                         ---            0            0            $749          $39,004
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Long term obligatins an re-deemable preferred
stock including long-term debts, capital leases,
and redeemable performed stock
---------------------------------------------------- ------------- ------------ ------------- ------------- ----------
Cash dividends declared per common share             ---           ---          ---                         ---
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

         During the period May 1, 1997 through April 30, 1998, the Company had no active business and, therefore, no meaningful trends or analysis may be reported. This Section should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report. The Company's ability to provide a vehicle to take advantage of business opportunities is dependent on its ability to raise capital to acquire and support any such business opportunities. Because the Company has no current source of liquidity, the Company is unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company. There can be no assurance that the Company will be successful in its plan to locate businesses which will be willing to enter into a business relationship with the Company.


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

Name                                 Age                   Positions Held
----                                 ---                   --------------
Georges Laroze                        53                   Director, President

Sylvain Laroze                        31                   Director, Secretary

Valerie Puccia                        43                   Director, Treasurer

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock, par value $.01 beneficially owned as of April 30, 1998 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (ii) each of the Company's directors, (iii) each named executive officer, and (iv) all executive officers and directors as a group. At April 30, 1998 there were 11,846,985 shares of common stock outstanding.

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

Date: February 1, 2000



By: /s/ Thomas E. Biddix
    ----------------------------------
    Thomas E. Biddix, Director


By: /s/ Timothy F. McWilliams
    ----------------------------------
    Timothy F. McWilliams, Director

                       TRANSAMERICAN PETROLEUM CORPORATION
                              FINANCIAL STATEMENTS
                        WITH INDEPENDENT AUDITOR'S REPORT
                                 April 30, 1998

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

STATEMENT OF CASH FLOWS                                                     F-7

NOTES TO FINANCIAL STATEMENTS                                               F-8

                          INDEPENDENT AUDITOR'S REPORT




Transamerican Petroleum Corporation
Melbourne, Florida

We have audited the accompanying balance sheet of Transamerican Petroleum Corporation as of April 30, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Bestal & Wiler LLP

Certified Public Accountants
November 12, 1999

                       TRANSAMERICAN PETROLEUM CORPORATION

                                  BALANCE SHEET

                                 April 30, 1998

                                     ASSETS

ASSETS                                                                          $         -
                                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

STOCKHOLDERS' EQUITY:
    Preferred stock - $.10 par value; 5,000,000
       shares authorized; none issued                                           $         -
    Common stock - $.01 par value; 45,000,000 shares
       authorized; 11,846,985 issued and outstanding                                118,470
    Additional paid-in capital                                                    1,252,120
    Accumulated deficit                                                          (1,370,590)
                                                                                -----------
         TOTAL STOCKHOLDERS' EQUITY                                                       -
                                                                                -----------
                                                                                $         -
                                                                                ===========

                       See notes to financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                             STATEMENT OF OPERATIONS
                        For the Year Ended April 30, 1998


COSTS AND EXPENSES                                              $         -
                                                                -----------
NET INCOME                                                      $         -
                                                                ===========
NET INCOME PER SHARE                                            $         -
                                                                ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                           11,846,985
                                                                ===========

                       See notes to financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Year Ended April 30, 1998



                                         Common Stock                   Additional
                                  ---------------------------            Paid In              Accumulated
                                    Shares            Amount             Capital                 Deficit                Total
                                  ----------         --------           ----------             -----------          ------------
BALANCE - April 30, 1997          11,846,985         $118,470           $1,252,120             $(1,370,590)                -

   Net income - April 30, 1998          -                -                    -                       -                    -
                                  ----------         --------           ----------             -----------          -----------
BALANCE - April 30, 1998          11,846,985         $118,470           $1,252,120             $(1,370,590)         $      -
                                  ==========         ========           ==========             ===========          ===========

                       See notes to financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                             STATEMENT OF CASH FLOWS
                        For the Year Ended April 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $    -
                                                               ------
        Net cash used in operating activities                       -
                                                               ------
NET CHANGE IN CASH                                                  -

CASH - Beginning of year                                            -
                                                               ------
CASH - End of year                                             $    -
                                                               ======

                       See notes to financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        For the Year Ended April 30, 1998

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

         Earnings or Loss Per Share - Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at April 30, 1998 was 11,846,985.

NOTE 2   INCOME TAXES

         At April 30, 1998, the Company has approximately $337,000 of net operating loss carryforwards expiring in 2011, which would have resulted in a deferred tax asset of approximately $105,000 at April 30, 1998. The Company has not recognized the deferred tax asset applicable to the carryforward as the balance is offset by a valuation allowance.

NOTE 3   CONTINGENCIES

         Transamerican is an over-the-counter (OTC) bulletin board company traded under the symbol TAMP. However, the Company is delinquent in its S.E.C. filings; the last Form 10-K was filed for the year ended April 30, 1995.

         Additionally, the Company is delinquent in its filings with the Internal Revenue Service.

         The effects, if, of any penalties relating to the above are not reflected in the accompanying financial statements.

                       TRANSAMERICAN PETROLEUM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        For the Year Ended April 30, 1998

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