Form 10-Q
period 1999-01-31
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999
                           --------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ___________________

                         Commission file number 0-14978
                                    --------

                            PRE-CELL SOLUTIONS, INC.
                            ------------------------
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

                            PRE-CELL SOLUTIONS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

        Heading                                                           Page

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements
          Balance Sheets - January 31, 1999 and April 30, 1998..............3
          Statements of Operations Three and nine months ended
            January 31, 1999 and 1998.......................................4
          Statements of Stockholders Equity - Nine months ended
            January 31, 1999................................................5
          Statements of Cash Flows - Three and nine months ended
            January 31, 1999 and 1998.......................................6
          Notes to Consolidated Financial Statements........................7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................7-8

PART II.OTHER INFORMATION
Item 1.   Legal Proceedings.................................................9
Item 2.   Changes in Securities.............................................9
Item 3.   Defaults Upon Senior Securities...................................9
Item 4.   Submission of Matters to a Vote of Securities Holders.............9
Item 5.   Other Information.................................................9
Item 6.   Exhibits and Reports on Form 8-K..................................9

SIGNATURES..................................................................9

                                     PART I

Item 1. Financial Statements.

                                        Pre-Cell Solutions, Inc. and Subsidiaries

                                              Consolidated Balance Sheets

                                                                               January 31, 1999         April 30, 1998
                                                                               ----------------         --------------
                                                                                  (Unaudited)
Assets
     Cash ...................................................................  $            113        $            --
     Certificate of deposit, 4.26% matures June 28, 2000......................           12,000                     --
     Stock subscription receivable............................................            3,000                     --
                                                                               ----------------         --------------
         Total current assets..................................................          15,113                     --
Intangible assets, net...........................................................     1,506,302                     --
                                                                               ----------------         --------------
                                                                               $      1,521,415         $           --
                                                                               ================         ==============

Liabilities and Stockholders' Equity
Liabilities:
     Accounts payable......................................................... $          5,865        $            --
     Due to stockholders/officers............................................           310,000                     --
     Due to related party .....................................................           4,177                     --
                                                                               ----------------         --------------
         Total current liabilities...............................................       320,042                     --
                                                                               ----------------         --------------

Commitments.................................................................                 --                     --

Stockholders' equity:
     Preferred stock .......................................................                 --                     --
     Common stock...............................................................        338,484                118,470
     Additional paid in capital .................................................     2,318,346              1,252,120
     Accumulated deficit ........................................................    (1,455,457)            (1,370,590)
                                                                               ----------------         --------------
Total stockholders' equity ......................................................     1,201,373                     --
                                                                               ----------------         --------------
 .............................................................................  $      1,521,415         $           --
                                                                               ================         ==============

          See accompanying notes to consolidated financial statements

                                   Pre-Cell Solutions, Inc. and Subsidiaries

                                     Consolidated Statements of Operations

                                                  (Unaudited)

                                                        Three Months Ended January 31,      Nine Months Ended January 31,
                                                        ------------------------------      -----------------------------
                                                            1999              1998             1999              19988
                                                     -------------     -------------    -------------   ---------------

Revenues.........................................    $         463     $          --    $         463   $            --
Costs of revenues.................................           1,882                --            1,882                --
                                                     -------------     -------------    -------------   ---------------
Gross profit .....................................          (1,419)               --           (1,419)               --
Selling, general and administrative expenses .....          83,448                --           83,448                --
                                                     -------------     -------------    -------------   ---------------

Net income (loss).................................   $     (84,867)    $          --    $     (84,867)  $            --
                                                     =============     =============    =============   ===============
Loss per share.................................      $          --     $          --    $       (0.01)  $            --
                                                     =============     =============    =============   ===============
Weighted average number of common
     shares outstanding.............................    23,367,078         1,696,730        8,920,179         1,696,730
                                                     =============     =============    =============   ===============

          See accompanying notes to consolidated financial statements

                                   Pre-Cell Solutions, Inc. and Subsidiaries

                                Consolidated Statements of Stockholders' Equity

                                                   Common Stock
                                                Number                     Additional
                                                  of           Par           Paid-In      Accumulated
                                                Shares        Value          Capital        Deficit       Total
                                                ------        -----          -------        -------       -----
BALANCE, April 30, 1998                      11,846,985     $ 118,470    $ 1,252,120   $ (1,370,590)   $        --
Unaudited:
     Effect of 1 to 7 stock split           (10,150,255)     (101,546)       101,546                            --

     Issuance of stock in exchange
      for the stock in Pre-Cell
      Solutions, Inc. (a Florida
      corporation)                           31,328,910       313,289        939,867                     1,253,16

     Issuance of common stock for
       servicer rendered                        827,090         8,271         24,813                        33,084

     Net loss                                        --            --             --        (84,867)       (84,867)
                                            -----------     ---------    -----------   ------------     -----------
BALANCE, January 31, 1999 (unaudited)        33,852,730     $ 338,484    $ 2,318,346   $ (1,455,457)    $ 1,201,373
                                             ==========      ========     ==========     ===========     ==========

          See accompanying notes to consolidated financial statements

     `                                  Pre-Cell Solutions, Inc. and Subsidiaries

                                           Consolidated Statements of Cash Flows

                                                       (Unaudited)

                                                                                   Nine Months Ended January 31,
                                                                                     1999               1998
                                                                               -------------     -------------
Cash flows from operating activities:
   Net income/(loss)...................................................        $     (84,867)    $          --
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Amortization.............................................................       17,000                --
      Cash provided by (used for):
        Stock subscription receivable..........................................       (3,000)               --
        Other..................................................................       (6,062)               --
        Accounts payable.......................................................        5,865                --
        Due to stockholders/officers...........................................       30,000                --
        Due to related party..................................................         4,177                --
                                                                               -------------     -------------
Net cash used by operating activities...........................................    (36,887)                --
                                                                               -------------     -------------

Cash flows from financing activities:

   Issuance of common stock of subsidiary......................................       37,000                --
                                                                               -------------     -------------
Net cash used in investing activities..........................................       37,000                --
                                                                               -------------     -------------

Net increase in cash and cash equivalents.....................................           113                --


Cash at beginning of period.................................................              --                --
                                                                               -------------     -------------

Cash at end of period......................................................... $         113     $          --
                                                                               =============     =============

          See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries

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

Note 2 - Acquisition

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

Note 3 - Related party transactions

The Company has entered into employment agreements with two stockholders/executives. Total fees under these agreements for the quarter ended January 31, 1999 totaled $30,000 and are included in current liabilities. Additionally, the agreements provide for the executive to receive a total of 4,000,000 and 3,000,000 options to purchase common stock at $.04 per share. These options vest on December 1, 1999 and are exercisable for a term of five years.

The Company leases its offices from a related party under a sublease. The agreement calls for monthly rental payments totaling approximately $500 with annual renewal options through June 2001. Total rent for the quarter ended January 31, 1999 is included in current liabilities at January 31, 1999.

The Company has entered into an administrative services agreement with a related party totaling $1,000 per month through June 30, 2001. Total fees under this agreement for the quarter ended January 31, is included in current liabilities at July 31, 1999.

Note 4 - Contingencies

The Company is an over-the-counter (OTC) bulletin board company. In July 1999, the Company changed its trading symbol from TAMP to TDCM. However, the Company remains delinquent in its S.E.C. filings; the last Form 10-K was filed for the year ended June 30, 1995.

Additionally, the Company is delinquent in its filings with the Internal Revenue Service.

The effects, if any, of any penalties relating to the above are not reflected in these consolidated financial statements.

Note 5 - Earnings or loss per share

Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at January 31, 1999 and 1998 was 23,367,078 and 1,696,730,
respectively.

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

Overview

Since 1995, the Company was inactive but structured to take advantage of business opportunities which management believed would be in the best interest of the Company's shareholders. In December 1998, the Company acquired Pre-Cell
Florida through the issuance of 32,156,000 shares of its common stock and changed its name to Pre-Cell Solutions, Inc. The Company currently offers pre-paid residential local and long distance telecommunications services to customers who reside in the state of Florida.

Results Of Operations

The operating results as reported the Company's unaudited financial statements for the quarter and the nine months ended January 31, 1999 are all the result of acquisition of Pre-Cell Solutions, Inc. the Florida corporation. Since the Company had been inactive for these periods ended January 31, 1998 there is no comparative analysis for these two periods.

Liquidity and Capital Resources

For the quarter ended January 31, 1999, net cash used in operating activities was $(36,887). As of January 31, 1999, the Company had cash and cash equivalents of approximately $12,000 and a net working capital deficit of approximately $305,000. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring, general and administrative expenses on a current basis is totally dependent on its ability to expand its current customer base and secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

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

          (b)     Report on Form 8-K

              - On January 21, 2000 the Company filed an 8-K reporting the acquisition of an Pre-Cell Solutions, Inc., a Florida corporation, a change in the Company's accountants and a change in the Company's name.

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