Form 10-K
period 1999-04-30
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 1999

                         Commission file number 0-14978

                            Pre-Cell Solutions, Inc.
                            ------------------------
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

                                      None.
                                      -----

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

State issuer's revenues for its most recent fiscal year.   $ 22,936.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $317,900

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,848,426 as of October 1, 1999.

This report contains a total of 81 pages.

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

General

Corporate Background

         Pre-Cell Solutions, Inc. (the "Company") was organized under the laws of the State of Colorado on July 20, 1981 under the name Oil Field Service Company, Inc. ("Oil Field"). On January 2, 1986, Oil field changed its name to Transamerican Petroleum Company ("Transamerican") by virtue of a certificate of amendment from the Secretary of State of Colorado. At the time, Transamerican was a wholly owned subsidiary of PTP Resource Corporation, a Canadian Corporation whose stock was traded on the Vancouver Stock Exchange and Nasdaq. Pursuant to a request filed with the Chief Counsel, division of Corporate Finance, of the United States Securities and Exchange Commission ("SEC"), on March 27, 1986 permission was granted for the stock of Transamerican to be distributed on a pro-rated bases to all shareholders of PTP Resource Corporation. The stock was issued on April 24, 1986.

         In the past, the Company had provided a vehicle to take advantage of business opportunities which management believed from time to time were in the best interest of the Company's shareholders.

Acquisition of Pre-Cell Solutions, Inc.

         On December 1, 1998, The Company acquired Pre-Cell Solutions, Inc, a Florida corporation. ("Pre-Cell") through the issuance of 32,156,000 shares of its common stock (see "certain transactions"). On December 6, 1998, the Company filed an amendment to its Article of Incorporation changing its name from Transamerican to Pre-Cell Solutions, Inc. The business of Pre-Cell has become the business of the Company. The Company anticipates that the acquisition of Pre-Cell will significantly increase its revenues and provide it with an opportunity to acquire market share in an emerging industry.

         The Company is a non-facilities based provider of prepaid telecommunications services primarily to residential customers. The Company currently offers pre-paid residential local and long distance telecommunications services to consumers who reside in the state of Florida. The Company markets its services to consumers who are unable to obtain credit from the Incumbent Local Exchange Carrier ("ILEC") or other Competitive Local Exchange Carriers ("CLECs"). In particular, a significant number of low-income individuals are unable to obtain local telephone service from the ILEC or other CLECS because of a bad credit history or no credit history at all. Most ILECs and CLECs provide local exchange and/or long distance telecommunications services strictly on a credit basis. The Company provides its telecommunications services to these consumers only on a pre-paid basis.

         Because no credit is involved, the Company can provide these services without risk even when a security deposit cannot be provided by the consumer (which is generally required by the ILEC or other CLECs when service is requested by low-income, credit deprived consumers). The Company's services are immediately available to the customer after the establishment of an account and appropriate payment. The service is ideal for consumers with limited income who are unable to obtain credit from the ILEC or other CLEC, but who desire to place telephone calls from their home.

         Pre-paid phone service is available to certain ILEC and CLEC customers for their local exchange services, however, these providers do not customarily provide a combined full service local and long distance exchange service. The Company believes that it is the only CLEC that has developed the capability of bundling these services into a single carrier product offering the non-credit worthy consumer market.

         The Company has an agreement to purchase local exchange telecommunications services from BellSouth Telecommunications, Inc. ("BellSouth") in each of the eleven states where BellSouth provides local exchange services. Additionally, the Company acquires domestic and international long distance telecommunication services from Sprint. The Company provides its customers domestic and international long distance services through a proprietary switching and customer account based software application, furnished by a third party Florida based interconnection switching facility.

         The company has designed its services to meet the basic telecommunication needs of the unique customers in its niche target markets while maintaining a fully featured array of telephone services. Management believes that Pre-Cell's sensitivity to consumer demands coupled with its customer care personnel will enable it to tailor its service offerings to meet customers' needs and to creatively package its services to provide "one-stop shopping" solutions for those customers.

Local Exchange Services.

         Pre-Cell offers local telephone services, including local dial tone as well as other features such as:

         o  call forwarding;
         o  call waiting;
         o  caller ID;
         o  voice mail;
         o  3 way calling;
         o  speed dial;
         o  repeat dial; and
         o  call return and call block.

Long Distance Services.

         Pre-Cell offers a full range of domestic long distance services, such as:

         o interLATA, which are calls that pass one "Local Access and Transport Area" or "LATA" to another, and such calls must be carried across the LATA boundary by a long-distance carrier; and

         o   international long distance services.

         These services including "1+" outbound calling, and such complementary services as travel cards and operator assistance.

         The Company is pursuing a growth strategy to capitalize on its early entrance into the emerging and expanding markets for prepaid telecommunications services. Significant components of the Company's strategy include: (i) expand its customer base within the state of Florida; (ii) expand its customer base to include consumers who reside in the ten other states where BellSouth provides local exchange services where the Company has an agreement to acquire and re-sell local exchange services; (iii) expand its customer base to include consumers who reside in non-BellSouth states where it can negotiate favorable re-sale agreements with the ILEC or other facilities based CLECs; (iv) offer its customers a variety of other prepaid telecommunications products and services, including, prepaid cellular, prepaid paging, prepaid Internet access and other enhanced prepaid telecommunications services; and (v) pursue the acquisition of companies that fit within the Company's business strategy.

Market Overview

Telecommunications Services

         The traditional U.S. market for telecommunications services can be divided into three basic sectors: (1) long distance services, (2) local exchange services and (3) Internet access services. It is estimated that in 1999 that local exchange services market accounted for revenues of $92.4 billion, long distance services market generated revenues of $104.6 billion and Internet services market revenues totaled $6.3 billion. Revenues for both local exchange and long distance services include amounts charged by long distance carriers and subsequently paid to ILECs (or, where applicable, CLECs) for long distance access.

         Long Distance Services. A long distance telephone call can be envisioned as consisting of three segments. Starting with the originating customer, the call travels along an ILEC or CLEC network to a long distance carrier's point of presence ("POP"). At the POP, the call is combined with other calls and sent along a long distance network to a POP on the long distance carrier's network near where the call will terminate. The call is then sent from this POP along an ILEC or CLEC network to the terminating customer. Long distance carriers provide only the connection between the two local networks, and pay access charges to LECs for originating and terminating calls.

         Local Exchange Services. A local call is one that does not require the services of a long distance carrier. In general, the local exchange carrier does provide the local portion of most long distance calls.

         Internet Services. Internet services are generally provided in at least two distinct segments. A local network connection is required from the ISP customer to the ISP's local facilities. For residential users, these connections are generally connections through the public switched telephone network obtained on a dial-up access basis as a local exchange telephone call. Once a local connection is made to the internet service provider's ("ISP") local facilities, information can be transmitted and obtained over a packet-switched internet protocol data network, which may consist of segments provided by many interconnected networks operated by a number of ISPs. This collection of interconnected networks makes up the Internet. A key feature of Internet architecture and packet switching is that a single dedicated channel between communication points is never established, which distinguishes Internet-based services from the public switched telephone network.

Strategy

         The Company is pursuing a growth strategy to capitalize on its early entrance into the emerging and expanding markets for prepaid telecommunications services. The Company intends to focus its sales and marketing efforts on the credit-challenged consumer. Additionally, the Company intends to pursue individual and business consumers who desire to utilize the Company's prepaid products and services as a mechanism to budget their telecommunications costs.

         Significant components of the Company's strategy include: (i) expand its customer base within the state of Florida; (ii) expand its customer base to include consumers who reside in the ten other states where BellSouth provides local exchange services where the Company is pursuing a growth strategy to capitalize on its early entrance into the emerging and expanding markets for prepaid telecommunications services. Significant components of the Company's strategy include: (i) expand its customer base within the state of Florida; (ii) expand its customer base to include consumers who reside in the ten other states where BellSouth provides local exchange services where the Company already has an agreement in place to acquire and re-sell local exchange services; (iii) expand its customer base to include consumers who reside in non-BellSouth states where it can negotiate favorable re-sale agreements with the ILEC or other facilities based CLECs; (iv) offer its customers a variety of other prepaid telecommunications products and services, including, prepaid cellular, prepaid paging, prepaid Internet access and other enhanced prepaid telecommunications services; and (v) pursue the acquisition of companies that fit within the Company's business strategy.

Trademarks

         None

Sales And Marketing

         Distribution Strategy. The Company's distribution strategy is to utilize alternative distribution channels to sell and market its products and services. Through the combination of a direct sales force and alternative distribution channels, the Company believes that it will be able to more rapidly access markets and increase revenue-producing traffic.

         As part of its distribution strategy, the Company is developing several alternative distribution channels. These include agents and resellers. Agents are independent organizations that sell the Company's products and services under the Pre-Cell brand name to end-users in exchange for revenue based commissions. The Company recruits agents that specialize in marketing products and services to consumers with demographic characteristics similar to those of the Company's unique customers. The Company's agents may not necessarily be well versed in telecommunications, because they are generally convenience stores, drugstores or supermarkets that offer the Company's products to their retail customers. Sales through this alternative distribution channel require the Company to provide the same type of services that would be provided in the case of sales through its own direct sales force such as order fulfillment, billing and collections, customer care and direct sales management.

         Resellers are independent companies, including other competitive local exchange companies, that purchase the Company's products and services and then "repackage" these services for sale to their customers under their own brand name. Resellers generally require access to certain of the Company's business operating systems in connection with the sale of the Company's services to the resellers' customers. Sales through this distribution channel generally do not require the Company to provide order fulfillment, billing and collection and customer care.

Government Regulation

         Federal

         The Telecommunications Act was intended to remove some of the barriers between the long distance and local telecommunications markets, allowing service providers from each of these sectors (as well as cable television operators and others) to compete in all communications markets. The FCC must issue regulations to address various requirements of the Telecommunications Act. For instance, the Telecommunications Act generally requires ILECs to (1) allow competitors such as the Company to interconnect with the ILECs'
networks and (2) give competitors nondiscriminatory access to the ILEC's networks on more favorable terms than have been available in the past. In August 1996, the FCC adopted regulations intended to detail the requirements of the Telecommunications Act relating to interconnection (the "Interconnection Order"). The Interconnection Order includes detailed provisions regarding the interconnection of ILEC networks with those of new competitors as well as requirements that the ILECs make certain of their network elements and services available to competitors.

         In October 1996, portions of the Interconnection Order were stayed by the United States Court of Appeals for the Eighth Circuit. This court later invalidated certain of those provisions, including ones in which the FCC asserted jurisdiction over the pricing of interconnection elements and the "pick-and-choose" provisions which allow carriers to adopt select provisions of other carriers' interconnection agreements. The FCC appealed this decision to the United States Supreme Court. In January 1999, the Supreme Court reversed a majority of the Eighth Circuit's decision, upholding in many respects the FCC's local competition rules as set out in the Interconnection Order. Some of the key elements of the Supreme Court's decision are:

         (1) The Court upheld the FCC's pricing authority with regard to interconnection, resale of ILEC services and competitors' use of unbundled network elements (i.e., individual elements, features and functions of an ILEC's network infrastructure such as access lines, transport lines, operator service and switching features);

         (2) The Court upheld the FCC's "pick and choose" rules (allowing requesting carriers to select from among individual provisions of interconnection agreements approved by state commissions);

         (3) The Court upheld the FCC's jurisdiction to require all local phone companies to implement intra LATA presubscription, the process by which local telephone customers pre-select interexchange carriers for short-haul long distance calls; and

         (4) The Court remanded for further consideration the FCC's rule that defines those network elements which, under the Telecommunications Act, must be unbundled by the ILECs and made available to competitors.

         The Court found that the FCC did not impose the limiting standard required by the Telecommunications Act, which mandates a determination as to whether those elements are necessary for competitors or the failure to obtain access to them would impair competitors' ability to provide service. The Supreme Court's decision has added uncertainty to the regulatory landscape in which other CLECs and we operate. For example, the FCC is commencing a new and potentially lengthy rulemaking proceeding to determine which unbundled network elements the ILECs must make available to competitors. This uncertainty may adversely impact CLECs, such as the Company, which rely on the facilities of the ILECs to deliver their telecommunications services.

         The FCC recently issued an order addressing the manner in which dial-up calls to ISPs are to be treated for both jurisdictional and reciprocal compensation purposes. The FCC ruled that dial-up calls to ISPs constitute a single call that is interstate in nature and subject to FCC jurisdiction. The FCC stated, however, that its decision was not intended to impact previous decisions by state regulators that had declared inter-carrier reciprocal compensation applicable to these calls. This order has been appealed to the FCC and several ILECs have requested that state regulators reverse their prior rulings and hold that dial-up ISP traffic is not subject to reciprocal compensation under extant interconnection agreements. It is unclear at this time how such proceedings will conclude. However, in light of the limited amount of revenues we have generated from reciprocal compensation for ISP traffic, we do not expect the resolution of this issue to have a material impact on our ongoing operations in most markets.

         The FCC also recently issued an order (the "Collocation Order") expanding the options available to competitive providers for collocation and access to unbundled loops from the ILECs. In the Collocation Order, the FCC significantly expanded the rights of competitive carriers to collocate with ILECs through a variety of methods, including cage less and shared space collocation. As a result, the FCC has expanded the manner in which unbundled local loops could be accessed from the ILECs. The FCC has also issued orders under the Telecommunications Act reforming LEC access charges and universal service requirements. Under the access reform order, ILECs that are subject to price cap regulation are required to reduce the rates they charge long distance service providers for interstate switched local access. In October 1998, AT&T filed a petition with the FCC seeking a ruling that long distance carriers may elect not to purchase switched access services offered under tariff by CLECs. This could also cause increased FCC scrutiny and regulation of CLEC interstate access rates. The petition is pending.

         Under the FCC's universal service order, all telecommunications service providers are required to pay for universal service support based on a percentage of their end user telecommunications revenues to be established quarterly by the FCC.

         Providers of telecommunications services are coming under intensified regulatory scrutiny for marketing activities that result in alleged unauthorized switching of customers from one service provider to another, particularly in the long distance sector. The FCC and a number of state authorities have begun adopting more stringent regulations to curtail the intentional or erroneous switching of customers, which include, among other things, the imposition of fines, penalties and possible operating restriction son entities which engage or have engaged in unauthorized switching activities. In addition, the FCC has adopted regulations imposing procedures for verifying the switching of customers and additional remedies on behalf of carriers for unauthorized switching of their customers.

         The FCC also oversees the administration and assigning of local telephone numbers. It has designated Lockheed Martin as the numbering plan administrator. Extensive regulations have been adopted governing telephone numbering, area code designation, dialing procedures that may be imposed by the ILECs and the imposition of related fees by the ILECs. In addition, carriers are required to contribute to the cost of numbering administration through a formula based on their revenues. In 1996, the FCC permitted businesses and residential customers to keep their numbers when changing local phone companies (referred to as number portability). The availability of number portability is important to competitive carriers like us since customers, may be less likely to switch to a competitive carrier if they cannot retain their existing telephone numbers. The FCC has been working with industry groups and companies to address potential problems stemming from the depletion in certain markets of the pool of telephone numbers which telecommunications companies can make available to their customers. If a sufficient amount of telephone numbers are not available in the market, our operations in that market may be adversely affected or we may be unable to enter that market until sufficient numbers become available.

         State

         Some of the Company's services are classified as intrastate and therefore are subjected to state regulation, generally administered by the state's PUC. The nature of these regulations varies from state to state and in some cases may be more extensive than FCC regulations. In most instances, the Company is required to obtain certification from a state PUC before providing services in that state. We are certified to provide intrastate non-switched service and switched local (i.e., CLEC) services in the State of Florida. We expect that as our business and product lines expand and as more pro-competitive regulation of the local telecommunications industry is implemented, we will offer additional intrastate services.

         Interstate and intrastate regulatory requirements are changing rapidly and will continue to change.

         Pre-Cell being a reseller of telecommunications services is protected by the Telecommunications Act of 1996 (the "Telecom Act") which mandated significant changes in the then regulation of the telecommunications industry. The Telecom Act is intended to increase competition, to promote competitive development of new service offerings, to expand public availability of telecommunications services and to streamline regulation of the industry. The Act opened the local services market to companies such as Pre-Cell by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to:

         o Reciprocal Compensation - Requires all local exchange carriers to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices based on tariffs or negotiated prices.

         o Resale - Requires all ILECs and CLECs to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

         o Interconnection - Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment in the ILECs' premises must be offered, except where an ILEC can demonstrate space limitations or other technical impediments to collocation.

         o Unbundled Access - Requires all ILECs to provide nondiscriminatory access to unbundled network elements including, network facilities, equipment, features, functions, and capabilities, at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit.

         o Number Portabilty - Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

         o Dialing Parity - Requires all ILECs and CLECs to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing with no unreasonable dialing delays.

         o Access to Rights-of-Ways - Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

         ILECs are required to negotiate in good faith with carriers, such as the Company, requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

         The Telecommunications Act codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act permitted the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act permit a regional Bell operating company to enter the long distance market in its in-region states if it satisfies several procedural and substantive requirements, including:

         o obtaining FCC approval upon a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to enter into such agreements in those states in which it seeks long distance relief;

         o the interconnection agreements satisfy a 14-point "checklist" of competition requirements; and

         o        the  FCC  is  satisfied   that  the  regional  Bell  operating
                  company's entry into the long distance markets is in the public interest.

         To date, several petitions by regional Bell operating companies for such entry have been denied by the FCC, and non have been granted. However, it is likely that additional petitions will be filed in 1999 and it is possible that regional Bell operating companies may receive approval to offer long distance services in one or more states. This may have an unfavorable effect on Pre-Cell's business. Pre-Cell is legally able to offer its customers both long distance and local exchange services, which the regional Bell operating companies currently cannot. This ability to offer "one-stop shopping" gives Pre-Cell a marketing advantage that it would no longer enjoy if the regional Bell operating companies receive approval to offer long distance services on one or more states.

Competition

         The telecommunications market is intensely competitive and currently is dominated by the ILECs and the large, established long distance companies. We have not obtained significant market share nor do we expect to, given the size of the telecommunications services market, the intense competition and the diversity of customer requirements. The ILECs and the large, established long distance companies have long-standing relationships with their customers and have the potential to subsidize competitive services with revenues from a variety of business services (to the extent lawful). While legislative and regulatory changes have provided us and other competitive providers with increased business opportunities, these changes have also given the incumbent providers flexibility in the pricing of their services. This may allow the ILECs and the large, established long distance companies to offer special discounts to potential customers. Further, as competition increases in the telecommunications market, we expect general pricing competition and pressures to increase significantly.

         In addition, the Telecommunications Act establishes procedures under which an RBOC may compete in the long distance business in its region. These procedures include compliance with a 14-point competitive checklist designed to open the RBOC's local market to competition. Once an RBOC is authorized to compete in the long distance business in its region, it may be an even more significant competitor. In addition to competition from the incumbent providers, we also face competition from a growing number of other companies.

         We also may face competition from cable companies, electric utilities, ILECs operating outside their current local service areas, long distance carriers and other entities in the provision of local telecommunications services. Moreover, the consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, which are expected to accelerate, could give rise to significant new or stronger competitors. We believe that the principal competitive factors affecting our market share are (i) direct customer contact; (ii) customer service; (iii) pricing;(iv) quality of service; and (v) a variety of offered services. Our ability to compete effectively will depend also upon our ability to continue to provide a broad range of high capacity telecommunications services at attractive prices.

Employees

         The Company currently has 2 executive employees. All other services utilized by the Company are obtained through an Administrative Services Agreement with Pre-Paid Solutions, Inc. (see "Certain Relationships and Related Transactions")

         The Company's address and telephone number are: 255 East Drive, Suite C, Melbourne, Florida 32904, (321) 308-2900.

         The Company's SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. You may also read and copy any document the Company files at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently subleases approximately 750 square feet of office space at its Melbourne, Florida corporate headquarters from Pre-Paid Solutions, Inc. (see "Certain Relationships and related Transactions"). Its monthly lease payments are $463.75. The remaining term of the lease is two years, commencing June 15, 1999 and ending June 14, 2001.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any material litigation

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "TDCM." In December 1998, the Company changed it trading symbol to "TDCM" from "TAMP." The following table sets forth the high and low bid quotations for the common stock for the calendar periods indicated as reported by Nasdaq. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions. This table gives retroactive effect to reverse stock splits at the rates of 1:7 effected in December 1998.

Calendar Period                            High                  Low
---------------                            ----                  ---
Second Quarter ended 6/30/97                .21                   .14
Third Quarter ended 9/30/97                 .28                   .14
Fourth Quarter ended 12/31/97               .28                   .035
First Quarter ended 3/31/98                 .035                  .035

Second Quarter ended 6/30/98                .035                  .035
Third Quarter ended 9/30/98                 .28                   .035
Fourth Quarter ended 12/31/98               .25                   .20
First Quarter ended 3/31/99                 .29                   .02


As of October 25, 1999, there were approximately 584 holders of record of the 33,852,730 shares of common stock that were issued and outstanding. The transfer agent for the common stock is Interstate Transfer Company, (801) 281-9746.

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

Recent Sales of Unregistered Securities
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------
Date of Sale   Title of Security     Number Sold       Consideration           Exemption      If Option, Warrant or
                                                       Received and            From           Convertible Security,
                                                       Description of          Registration   Terms of Exercise or
                                                       Underwriting or Other   Claimed        Conversion
                                                       Discounts to Market
                                                       Price Afforded to
                                                       Purchasers
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------
               Common                                  Issues and              4(2)
                                                       Outstanding Shares in
12/1/98                              25,485,353        Pre-Cell
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------
               Options to Purchase                     Options Granted in      4(2)           Exercisable from
               Common Stock                            Connection with                        12/1/99 to 12/1/04 at
                                                       Employment of                          an exercise price of
12/1/98                              4,000,000         Executive                              $.04 per share
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------
               Options to Purchase                     Options Granted in      4(2)           Exercisable from
               Common Stock                            Connection with                        12/1/99 to 12/1/04 at
                                                       Employment of                          an exercise price of
12/1/98                              3,000,000         Executive                              $.04 per share
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------
12/1/98        Common Stock          1,661,863         Consulting Services     4(2)
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------
12/1/98        Common Stock          4,181,694         Consulting Services     4(2)
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------
12/1/98        Common Stock          238,545           Consulting Services     4(2)
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------
12/1/98        Common Stock          238,545           Consulting Services     4(2)
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------
12/1/98        Common Stock          350,000           Consulting Services     4(2)
-------------- --------------------- ----------------- ----------------------- -------------- -------------------------

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this Form 10-K. The consolidated statements of operations data for the fiscal year ended April 30, 1999, and the balance sheet data at April 30, 1999, are derived from audited financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the fiscal years ended April 30, 1998, 1997, 1996, and 1995, and the balance sheet data at April 30, 1998, 1997, 1996, and 1995, are derived from audited financial statements not included in this Form 10-K.

---------------------------------------------------- ---------------------------------------------------------------
                                                                      Fiscal Year Ended April 30,
---------------------------------------------------- ---------------------------------------------------------------
                                                         1999        1998       1997        1996           1995
---------------------------------------------------- ------------- ---------- --------- -------------- -------------
Net Sales                                               $22,936        0           0       $10,000         $6,243
---------------------------------------------------- ------------- ---------- --------- -------------- -------------
Net income (loss) from continuing operation           ($146,366)       -        $341      ($14,163)       ($9,990)
---------------------------------------------------- ------------- ---------- --------- -------------- -------------
Income (loss) from continuing operations per share        ($.01)       -           -             -              -
---------------------------------------------------- ------------- ---------- --------- -------------- -------------
Total assets                                         $1,493,522        -           -             -           $749
---------------------------------------------------- ------------- ---------- --------- -------------- -------------
Long term obligations and re-deemable preferred               -        -           -             -              -
stock including long-term debts, capital leases,
and redeemable performed stock
---------------------------------------------------- ------------- ---------- --------- -------------- -------------
Cash dividends declared per common share                      -        -           -             -              -
---------------------------------------------------- ------------- ---------- --------- -------------- -------------

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

The following should be read in conjunction with the Financial Statements of the Company and the notes thereto included elsewhere in this report.

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

Results of Operations

The operating results as reported the Company's financial statements for the year ended April 30, 1999 are all the result of acquisition of Pre-Cell Solutions, Inc. the Florida corporation. Since the Company had been inactive for the year ended April 30, 1998 there is no comparative analysis for these two periods.

Liquidity and Capital Resources

For the year ended April 30, 1999, net cash used in operating activities was $44,644. As of April 30, 1999, the Company had cash and cash equivalents of approximately $3,500 and a net working capital deficit of approximately $340,000. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring, general and administrative expenses on a current basis is totally dependent on its ability to expand its current customer base and secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

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

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue. The Company has analyzed software and hardware used internally by the Company in all support systems to determine whether they are Year 2000 compliant. The Company believes that all of its software has already been upgraded by the manufacturers thereof or was recently developed or purchased and is Year 2000 compliant. The Company does not believe that the aggregate cost for the Year 2000 issue will be material due to the nature of its business. The Company, however, cannot predict the effect of the Year 2000 issue on entities with which the Company transacts business, and there can be no assurance that the effect of the Year 2000 issue on such entities will not have a material adverse effect on the Company's business, financial condition or results of operations.

Any new software, hardware or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades or replacements available before the Year 2000 to enable the system to be Year 2000 compliant.

The Company is dependent on BellSouth to provide local exchange services and Sprint for long distance services. To the extent these service providers fail to address Year 2000 issues which might interfere with their ability to fulfill their obligations to the Company, such interference could have a material adverse effect on future operations. If other telecommunication carriers are unable to resolve Year 2000 issues, it is likely that the Company will be affected to a similar degree as others in the telecommunications industry.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by this report are appended hereto commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Officers are elected by the Board and their terms of office are governed by employment contract, at the discretion of the Board.

Name                          Age           Positions Held

Thomas E. Biddix               30       Director, Chief Executive Officer,
                                        President, Treasurer

Timothy F.  McWilliams         36       Director, Chief Operating Officer,
                                        Secretary

Thomas E. Biddix. Since December 1998, Mr. Biddix has served as Chairman of the Company's Board of Directors, Chief Executive Officer, and President of the Company. From May 1997 until December 1998, Mr. Biddix served as Chairman of the Board of Directors, Chief Executive Officer, and President of Pre-Cell. Currently Mr. Biddix also serves as the Chairman of the Board of Directors, Chief Executive Officer and President of Pre-Paid Solutions, Inc. ("Pre-Paid"), a nationwide provider of prepaid cellular products and services. From February, 1996 until October, 1996, Mr. Biddix was General Manager of Suntree Cellular, Inc., a Florida based AT&T Authorized Cellular Dealer. From March, 1994 until June, 1996, Mr. Biddix was a real estate salesman for RE/MAX Alternative Realty.

Timothy McWilliams. Since December 1, 1998, Mr. McWilliams has served as a Director, Chief Operating Officer and Secretary of the Company. From May 1997 through December 1998, Mr. McWilliams served as Chief Operating Officer, Secretary and a Director of Pre-Cell. Currently, Mr. McWilliams is also Chief Operating Officer of Pre-Paid, a nationwide provider of prepaid cellular products and services. From March, 1994 to December, 1999, Mr. McWilliams was President of RE/MAX Alternative Realty and RE/MAX Alternative II, Florida based real estate brokerages. Since January 1994 to the present, Mr. McWilliams has also served as President of Ventana Development Company, Inc., a developer of single family residential developments

ITEM 11.  EXECUTIVE COMPENSATION

Cash Compensation

The following table shows, for the year ended April 30, 1999, the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

                                          SUMMARY COMPENSATION TABLE
--------------------------- ------- ------------------------------- ----------------------------------- -----------
                                    Annual Compensation             Long-Term Compensation
                                    ------------------------------- -----------------------------------
                                                                       Awards
                                                                    -----------------------------------
                                                                                  Securities
                                                           Other                    Under-
                                                          Annual     Restricted      Lying               All Other
   Name and Principal                                     Compen-       Stock      Options/       LIP     Compen-
        Position              Year   Salary     Bonus     sation      Award(s)       SAYS       Payout    sation
                                                            ($)          ($)          (#)         ($)       ($)
           (a)                 (b)     (c)       (d)        (e)          (f)          (g)         (h)       (i)
--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------
Thomas E. Biddix            1998       0         0          0            0            0           0         0
Chief Executive Officer     1999       0         0          0            0            0           0         0
--------------------------- ------- --------- --------- ----------- ------------ ------------- -------- -----------

Employment Agreements

         The Company has entered into an employment agreement with each of Thomas Biddix, its Chairman of the Board, Chief Executive Officer and President and Timothy McWilliams, its Chief Operating Officer and Secretary. Each of Mr. Biddix's and Mr. McWilliams employment agreement provides for an initial term of three years commencing December 1, 1998 and requires Mr. Biddix and Mr. McWilliams to devote a sufficient portion of his business time, energies and attention to the performance of his duties. Mr. Biddix's employment agreement provides for an annual base salary of $180,000. Mr. McWilliams' employment agreement provides for a base annual salary of $95,000. The Company has accrued its salary obligations to each of Messrs. Biddix and McWilliams as a part of its financial statements but has not paid either of them since inception.

Option Grants in Last Fiscal Year

         In connection with their employment agreements, Mr. Biddix and Mr. McWilliams were granted options to purchase 4,000,000 and 3,000,000 shares, respectively, of the Company's common stock at an exercise price of $.04 per share.

         The following table summarizes the number of shares and the terms of stock options granted to the Named Executive Officers during the fiscal year ended April 30, 1999.

--------------------------------------------------------------------------------------------------------------------
                            Option/Share Grants During Fiscal Year Ended April 30, 1999
--------------------------------------------------------------------------------------------------------------------
Name and Position During      Options/Shares    % of Total Options/Shares    Exercise Price    Expiration Date
Period                        Granted           Granted to Employees in      ($/Share)
                                                Fiscal Year
----------------------------- ----------------- ---------------------------- ----------------- ---------------------
Thomas E. Biddix                                57%                          $.04
Chief Executive Officer       4,000,000                                                        December 1, 2004
----------------------------- ----------------- ---------------------------- ----------------- ---------------------
Timothy F. McWilliams         3,000,000         43%                          $.04              December 1, 2004
----------------------------- ----------------- ---------------------------- ----------------- ---------------------

         The  following   table   summarizes  the  number  of  exercisable   and
unexercisable options held by the Named Executive Officers at April 30, 1999, and their value at that date if such options were in the money.

--------------------------------------------------------------------------------------------------------------------
                             Aggregate Fiscal Year End Option Values at April 30, 1999
--------------------------------------------------------------------------------------------------------------------
Name and Position During Period         Number of Unexercised Options at    Value of Unexercised In-The-Money
                                        April 30, 1999                      Options at April 30, 1999 (#)(1)
                                        ----------------------------------- ----------------------------------------
                                        Exercisable    Unexercisable        Exercisable       Unexercisable
--------------------------------------- -------------- -------------------- ----------------- ----------------------
Thomas E. Biddix
Chief Executive Officer                            0   4,000,000                       0                   0
--------------------------------------- -------------- -------------------- ----------------- ----------------------
Timothy F. McWilliams
Chief Operating Officer                            0   3,000,000                       0                   0
--------------------------------------- -------------- -------------------- ----------------- ----------------------

(1) Represents the difference between the aggregate market value at April 30, 1999, of the common stock underlying the options (based on a last sale price of $.04 on that date) and the options' aggregate exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the Company's common stock, par value $.01 beneficially owned as of October 1, 1999 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (ii) each of the Company's directors, (iii) each named executive officer, and (iv) all executive officers and directors as a group. At October 1, 1999 there were 33,844,426 shares of common stock outstanding.

Name and Address of                 Amount and Nature of            Percent
Beneficial Owner(1)                Beneficial Ownership(2)          of Class
-------------------                -----------------------          --------
Thomas E. Biddix                         29,485,353(3)                87%
Timothy McWilliams                         3,000,0004)                 9%
All directors and officers
  as a group (4 persons)(5)                                           96%
----------------------
(1) Unless otherwise indicated, the address of each of the persons named in the table is 255 East Drive, Suite C, Melbourne, Florida 32904. Unless otherwise noted, the Company believes that each of the persons named in the table have sole voting and dispositive power with respect to all the shares of common stock of the Company beneficially owned by such person.

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

(3) All of shares owned by Mr. Biddix were acquired in connection with the acquisition of Pre-Cell Florida. (See "Certain Relationships and Related Transactions.") Includes an option to acquire 4,000,000 shares granted to Mr. Biddix as provided in Mr. Biddix's Employment Agreement with the Company. (See "Executive Compensation")

(4) Includes an option to acquire 3,000,000 shares granted to Mr. McWilliams as provided in Mr. McWilliams' Employment Agreement with the Company. (See "Executive Compensation")

(5) Includes those individuals whose holdings are described in notes 3 and 4, above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In December 1998, the Board of Directors of the Company approved an amendment to its certificate of Incorporation to effect a one-for-seven reverse stock split. All per share data and references to the numbers of shares have been retroactively restated to give effect to the reverse stock split.

       The company entered into a Share Exchange Agreement as of December 1, 1998 pursuant to which it acquired all of the issued and outstanding capital shares of Pre-Cell Florida in exchange for 32,156,000 shares of the Company's common stock. Thomas Biddix, the Company's Chairman of the Board, Chief Executive Officer and President, was the sole shareholder of Pre-Cell Florida.

       Also on December 1, 1998, the company entered into an Administrative Services Agreement with Pre-Paid Solutions, Inc. ("Pre-Paid") pursuant to which Pre-Paid performs all of the administrative functions of the company, such as accounting, legal, tax compliance and all other administrative functions. Pursuant to the Administrative Services Agreement, the Company pays Pre-Paid $1,000 per month. Pre-Paid is controlled by Thomas Biddix, the Company's Chairman of the Board, Chief Executive Officer and President.

       The Company subleases its corporate headquarters from Pre-Paid, a company controlled by Thomas Biddix. The Company subleases 750 square feet of space at a current rental rate of $486.95 per month. The Company has an option to extend the sublease commencing on June 15, 2000 and terminating on June 14, 2001 at the monthly rental rate of $511.26.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Index to Exhibits

Exhibits    Description of Documents

10.1 Share Exchange Agreement entered into between the Company and Pre-Cell Solutions, Inc., a Florida corporation

10.2     Employment Agreement between the Company and Thomas E. Biddix

10.3     Stock Option Agreement between the Company and Thomas E. Biddix

10.4     Employment Agreement between the Company and Timothy F. McWilliams

10.5     Stock Option Agreement between the Company and Timothy F. McWilliams

10.6 Administrative Services Agreement between the Company and Pre-Paid Solutions, Inc.

10.7 Sublease between the Company and Pre-Paid Solutions, Inc. for the property located at 255 East Drive, Suite C, Melbourne, Florida

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PRE-CELL SOLUTIONS, INC.
                                             (Registrant)

Date: December 30, 1999                   By: /s/ Thomas E. Biddix
                                             -----------------------------------
                                               Thomas E. Biddix
                                               Chief Executive Officer/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: December 30, 1999

By:/s/ Timothy McWilliams
   --------------------------------
   Timothy McWilliams, Director

                                    CONTENTS

                                                                       PAGE

INDEPENDENT AUDITOR'S REPORT                                            F-1

CONSOLIDATED BALANCE SHEETS                                             F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                   F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY              F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-6

                          INDEPENDENT AUDITOR'S REPORT

Pre-Cell Solutions, Inc.
Melbourne, Florida

We have audited the accompanying consolidated balance sheets of Pre-Cell Solutions, Inc. (A Colorado corporation) as of April 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                          Certified Public Accountants

November 12, 1999

                                             PRE-CELL SOLUTIONS, INC.
                                             (A COLORADO CORPORATION)
                                            CONSOLIDATED BALANCE SHEETS
                                              April 30, 1999 and 1998

                                                      ASSETS

                                                                                      1999              1998
                                                                                 -------------    -------------
CURRENT ASSETS:

    Cash                                                                         $         507    $      -
    Certificate of deposit, 4.26% matures June 28, 2000                                  3,000           -
    Stock subscription receivable                                                        3,000           -
    Prepaid Service Fees                                                                 5,000           -
                                                                                 -------------    -------------
        TOTAL CURRENT ASSETS                                                            11,507           -
                                                                                 -------------    -------------

EQUIPMENT - net of accumulated

    Depreciation of $150                                                                 1,713           -
                                                                                 -------------    -------------

INTANGIBLE ASSETS - net of accumulated amortization

    OF $43,000 (Note 2)                                                              1,480,302           -
                                                                                 -------------    -------------


                                                                                 $   1,493,522    $      -
                                                                                 =============    =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      1999              1998
                                                                                  ------------      ------------
CURRENT LIABILITIES:
    Accounts payable                                                               $     5,003    $     -
    Accrued liabilities                                                                     82          -
    Due to stockholders/officers (Note 4)                                              330,000          -
    Due to Related Party (Note 4)                                                       18,563          -
                                                                                 -------------    -------------
        TOTAL CURRENT LIABILITIES                                                      353,648          -
                                                                                 -------------    -------------

COMMITMENTS
STOCKHOLDERS' EQUITY:
    Preferred Stock - $.10 par value;
        5,000,000 shares authorized;
        none outstanding                                                                 -               -
    Common Stock  - $.01 par value;
        45,000,000 shares authorized                                                   338,484          118,470
    Additional paid-in capital                                                       2,318,346        1,252,120
    Accumulated Deficit                                                             (1,516,956)      (1,370,590)
                                                                                 -------------    -------------
        TOTAL STOCKHOLDERS' EQUITY                                                   1,139,874           -
                                                                                 -------------    -------------

                                                                                 $   1,493,522    $      -
                                                                                 =============    =============

                 See notes to consolidated financial statements.

                                             PRE-CELL SOLUTIONS, INC.
                                             (A COLORADO CORPORATION)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the Years Ended April 30, 1999 and 1998

                                                                                      1999             1998
                                                                                 -------------    -------------
REVENUE                                                                          $      22,936    $      -
COST OF REVENUE                                                                         17,340           -
                                                                                 -------------    -------------
GROSS PROFIT                                                                             5,596           -
GENERAL AND ADMINISTRATIVE EXPENSES                                                    151,962           -
                                                                                 -------------    -------------

NET LOSS                                                                         $    (146,366)   $      -
                                                                                 =============    =============

LOSS PER SHARE                                                                   $        (.01)   $      -
                                                                                 =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON

    SHARES OUTSTANDING                                                              14,999,623       11,846,985
                                                                                 =============    =============

                 See notes to consolidated financial statements.

                                             PRE-CELL SOLUTIONS, INC.
                                             (A COLORADO CORPORATION)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    For the Years Ended April 30, 1999 and 1998

                                                                                     1999              1998
                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $    (146,366)   $      -
    Adjustments to reconcile net loss to net cash used
        in operating activities:
    Depreciation                                                                           150           -
    Amortization                                                                        43,000           -
    Net increase (decrease) in cash flows from changes in:
      Prepaid service fees                                                              (5,000)          -
      Stock subscription receivable                                                     (3,000)          -
      Other                                                                             (6,062)          -
      Accounts payable                                                                   5,003           -
      Accrued liabilities                                                                   82           -
      Due to stockholders/officers                                                      50,000           -
      Due to Related Party                                                              18,563           -
                                                                                 -------------    -------------
        NET CASH USED IN OPERATING ACTIVITIES                                          (43,630)          -
                                                                                 -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of certificate of deposit                                                  (3,000)          -
    Sale of certificate of deposit                                                      12,000           -
    Purchase of Equipment                                                               (1,863)          -
                                                                                 -------------    -------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                                        7,137           -
                                                                                 -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    ISSUANCE OF COMMON STOCK OF SUBSIDIARY                                              37,000           -
    NET CASH FLOW FROM FINANCING ACTIVITIES                                             37,000           -
                                                                                 -------------    -------------
NET INCREASE IN CASH                                                                       507           -
CASH - BEGINNING OF YEAR                                                                 -               -
                                                                                 -------------    -------------
CASH - END OF YEAR                                                               $         507    $      -
                                                                                 =============    =============


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        On December  1, 1998,  the Company  issued  31,328,910  shares of common stock for the net  liabilities  of Pre-Cell  Solutions,  Inc., a Florida
        Corporation,   and  827,090  of  common  stock  for  services  rendered.
        Additionally, the Company declared a 1 for 7 stock split.

                 See notes to consolidated financial statements.

                                               PRE-CELL SOLUTIONS, INC.
                                               (A COLORADO CORPORATION)
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     For the Years Ended April 30, 1999 and 1998

                                                      COMMON STOCK           Additional
                                                Shares                        Paid-In        Accumulated
                                             OUTSTANDING       AMOUNT          CAPITAL         DEFICIT            TOTAL
                                            -------------   ------------   -------------    -------------    --------------
BALANCE - April 30, 1997                       11,846,985   $    118,470   $   1,252,120    $  (1,370,590)   $       -
NET INCOME                                        -               -              -              -                    -
                                            -------------   ------------   -------------    -------------    --------------
BALANCE - April 30, 1998                       11,846,985        118,470       1,252,120       (1,370,590)           -

Effect of 1 for 7 stock split                 (10,150,255)      (101,546)        101,546          -                  -

Issuance of stock in exchange for
 the stock in Pre-Cell Solutions, Inc.
 (a Florida corporation)                       31,328,910        313,289         939,867          -               1,253,156

Issuance of common stock for
   services rendered                              827,090          8,271          24,813           -                 33,084

NET LOSS                                         -                 -             -               (146,366)         (146,366)
                                            -------------   ------------   -------------    -------------    --------------
BALANCE - APRIL 30, 1999                       33,852,730   $    338,484   $   2,318,346    $  (1,516,956)   $    1,139,874
                                            =============   ============   =============    =============    ==============

                 See notes to consolidated financial statements.

                            PRE-CELL SOLUTIONS, INC.
                            (A COLORADO CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Years Ended April 30, 1999 and 1998

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BUSINESS - Pre-Cell Solutions, Inc. (the Company) f/k/a Transamerican Petroleum Corporation ("Transamerican"), was incorporated in Colorado in 1981. The Company, located in Melbourne, Florida, operates as a competitive local exchange carrier (CLEC), utilizing Bell South interconnection services. Such local telephone service is provided throughout Florida. Prior to December 1, 1998, the Company had been virtually inactive since 1995.

                  PRINCIPLES OF CONSOLIDATION - These consolidated financial statements present the Company and its wholly-owned subsidiary, Pre-Cell Solutions, Inc., a Florida corporation. All intercompany transactions and balances have been eliminated.

                  USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  CASH - Cash consists of bank deposits, which at times may exceed federally insured limits.

                  EQUIPMENT - Equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for repairs and maintenance are charged to operations as incurred.

                  GOODWILL - The excess of purchase price over net liabilities acquired in a business combination is accounted for as goodwill, which is being amortized over fifteen years utilizing the straight-line method.

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

                            PRE-CELL SOLUTIONS, INC.
                            (A COLORADO CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Years Ended April 30, 1999 and 1998

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

                  EARNINGS OR LOSS PER SHARE - Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at April 30, 1999 and 1998 was 14,999,623 and 11,846,985, respectively.

NOTE 2            ACQUISITION

                  On December 1, 1998, the Company exchanged 31,328,910 shares of its common stock for the outstanding common stock of Pre-Cell Solutions, Inc., a Florida corporation in a transaction accounted for as a purchase. The total purchase price approximated $1,523,000. The excess of the purchase price over the net liabilities assumed is accounted for as goodwill.

NOTE 3            INCOME TAXES

                  At April 30, 1999 and 1998, the Company has approximately $370,000 of net operating loss carryforwards expiring through 2014, which would have resulted in a deferred tax asset of approximately $275,000 at April 30, 1999 and 1998. The Company has not recognized the deferred tax asset applicable to the carryforward as the balance is offset by a valuation allowance.

NOTE 4            RELATED PARTY TRANSACTIONS

                  The Company leases its offices from a related party under a sublease. The agreement calls for monthly rental payments totaling approximately $500 with annual renewal options through June, 2001. Total rent for the year ended April 30, 1999 approximated $4,600 and is included in current liabilities at April 30, 1999.

                  The Company has entered into an administrative services agreement with a related party totaling $1,000 per month through June 30, 2001. Total fees under this agreement for the year ended April 30, 1999 totaled $10,000 and is included in current liabilities at April 30, 1999.

                            PRE-CELL SOLUTIONS, INC.
                            (A COLORADO CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Years Ended April 30, 1999 and 1998

NOTE 4            RELATED PARTY TRANSACTIONS - Continued

                  The Company has entered into employment agreements with two stockholders/officers. Such agreements require annual payments totaling $180,000 and $95,000, respectively, to each executive per year through June 30, 1999. Fees under this agreement totaled $330,000 and are included in current liabilities. Additionally, the agreements provide for the executives to receive a total of 4,000,000 and 3,000,000 options, respectively to purchase common stock at $.04 per share. These options vest on December 1, 1999 and are exercisable for a term of five years.

NOTE 5            CONTINGENCIES

                  The Company is an over-the-counter (OTC) bulletin board company. In July, 1999, the Company changed its trading symbol from TAMP to TDCM. However, the Company remains delinquent in its S.E.C. filings; the last Form 10-K was filed for the year ended June 30, 1995.

                  Additionally, the Company is delinquent in its filings with the Internal Revenue Service.

                  The effects, if any, of any penalties relating to the above are not reflected in these consolidated financial statements.

NOTE 6            YEAR 2000 (UNAUDITED)

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