Form 10-Q
period 1999-07-31
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1999
                  --------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ___________________

                         Commission file number 0-14978
                         ------------------------------

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

                               Yes _____ No __X__

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

        Balance Sheet - July 31, 1999 and April 30, 1999.....................3
        Statements of Operations Three months ended July 31, 1999
          and 1998...........................................................4
        Statements of Stockholders Equity- Three months ended
          July 31, 1999......................................................5
        Statements of Cash Flows - Three months ended July 31, 1999 and 1998...........................................................6
        Notes to Consolidated Financial Statements...........................7

Item 2. Management's Discussion and Analysis of Financial

        Condition and Results of Operations.................................7-9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................9
Item 2. Changes in Securities................................................9
Item 3. Defaults Upon Senior Securities......................................9
Item 4. Submission of Matters to a Vote of Securities Holders................9
Item 5. Other Information....................................................9
Item 6. Exhibits and Reports on Form 8-K.....................................9

SIGNATURES..................................................................10

                                     PART I

Item 1. Financial Statements.

                                Pre-Cell Solutions, Inc. and Subsidiaries

                                       Consolidated Balance Sheets

                                                                                 July 31, 1999          April 30, 1999
                                                                                 -------------          --------------
                                                                                  (Unaudited)
Assets
     Cash ....................................................................  $            --        $            507
     Certificate of deposit, 4.26% matures June 28, 2000......................            3,000                   3,000
     Accounts receivable......................................................            2,807                      --
     Stock subscription receivable............................................            3,000                   3,000
     Prepaid service fees.....................................................            7,000                   5,000
                                                                                ---------------          --------------
         Total current assets.................................................           15,807                  11,507

     Property and equipment, net..............................................            6,688                   1,713

     Intangible assets, net.....................................................      1,471,802               1,480,302
                                                                                ---------------          --------------
                                                                                $     1,494,297          $    1,493,522
                                                                                ===============          ==============

Liabilities and Stockholders' Equity
Liabilities:
     Accounts payable.........................................................  $         7,756          $        5,003
     Accrued liabilities ...................................................                148                      82
     Due to stockholders/officers.............................................          345,000                 330,000
     Due to related party .......................................................        28,422                  18,563
                                                                                ---------------          --------------
         Total current liabilities................................................      381,326                 353,648
                                                                                ---------------          --------------

Commitments...............................................................                   --                      --

Stockholders' equity:

     Preferred stock .....................................................                   --                      --
     Common stock...............................................................        338,527                 338,484
     Additional paid in capital .................................................     2,318,303               2,318,346
     Accumulated deficit .......................................................     (1,543,859)             (1,516,956)
                                                                                ---------------          --------------

Total stockholders' equity .....................................................      1,112,971               1,139,874
                                                                                ---------------          --------------

 ................................................................................$     1,494,297          $    1,493,522
                                                                                ===============          ==============

See accompanying notes to consolidated financial statements


                                Pre-Cell Solutions, Inc. and Subsidiaries

                                  Consolidated Statements of Operations
                                               (Unaudited)

                                                                                 Three Months Ended July 31,
                                                                                 ---------------------------
                                                                                    1999               1998
                                                                                ------------       -----------
Revenues....................................................................    $     17,572       $        --

Costs of revenues...........................................................          14,323                --
                                                                                ------------       -----------
Gross profit ..............................................................            3,249                --
Selling, general and administrative expenses ..............................           30,152                --
                                                                                ------------       -----------

Net income (loss)..........................................................     $    (26,903)      $        --
                                                                                ============       ===========

Loss per share.............................................................     $       ( -- )     $        --
                                                                                ============       ===========

Weighted average number of common shares outstanding.......................       33,852,730         1,696,730
                                                                                ============       ===========

See accompanying notes to consolidated financial statements

                                Pre-Cell Solutions, Inc. and Subsidiaries

                             Consolidated Statements of Stockholders' Equity

                                                    Common Stock
                                                    ------------
                                                Number                     Additional
                                                  of           Par           Paid-In      Accumulated
                                                Shares        Value          Capital        Deficit       Total
                                                ------        -----          -------        -------       -----
BALANCE, April 30, 1999                      33,852,730     $ 338,484    $ 2,318,346   $(1,516,956)  $ 1,139,874
Unaudited:
   Adjustment for fractional shares as a
     result of 1 for 7 stock split                   --            43            (43)           --            --

Net loss                                             --            --             --       (26,903)      (26,903)
                                             ----------     ---------    -----------   -----------   -----------
BALANCE, July 31, 1999 (unaudited)           33,852,730     $ 338,527    $ 2,318,303   $(1,543,859)  $ 1,112,971
                                             ==========     =========    ===========   ===========   ===========

See accompanying notes to consolidated financial statements

                                Pre-Cell Solutions, Inc. and Subsidiaries

                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                                 Three Months Ended July 31,
                                                                                 ---------------------------
                                                                                    1999              1998
                                                                                 -----------       -----------
Cash flows from operating activities:
   Net income/ (loss)........................................................... $   (26,903)      $        --
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation............................................................            25                --
      Amortization..............................................................       8,500                --
      Cash provided by (used for):
        Accounts receivable....................................................       (2,807)               --
        Prepaid services fees..................................................       (2,000)               --
        Accounts payable.......................................................        2,753                --
        Accrued expenses and other liabilities..............................              67                --
        Due to stockholders/officers...........................................       15,000                --
        Due to related party..................................................         9,858                --
                                                                                 -----------       -----------
Net cash used by operating activities.........................................         4,493                --
                                                                                 -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment..........................................       (5,000)               --
                                                                                 -----------       -----------
Net cash used in investing activities..........................................       (5,000)               --
                                                                                 -----------       -----------
Net decrease in cash and cash equivalents.....................................         ( 507)               --
Cash at beginning of period...................................................           507                --
                                                                                 -----------       -----------
Cash at end of period.........................................................  $         --       $        --
                                                                                ============       ===========

See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Pre-Cell Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet as of April 30, 1999 was derived from the audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

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

Note 3 - Related party transactions

The Company has entered into employment agreements with two stockholders/executives. Total fees under these agreements for the quarter ended July 31, 1999 totaled $15,000 and are included in current liabilities. Additionally, the agreements provide for the executive to receive a total of 4,000,000 and 3,000,000 options to purchase common stock at $.04 per share. These options vest on December 1, 1999 and are exercisable for a term of five years.

The Company leases its offices from a related party under a sublease. The agreement calls for monthly rental payments totaling approximately $500 with annual renewal options through June 2001. Total rent for the quarter ended July 31, 1999 is included in current liabilities at July 31, 1999.

The Company has entered into an administrative services agreement with a related party totaling $1,000 per month through June 30, 2001. Total fees under this agreement for the quarter ended July 31, is included in current liabilities at July 31, 1999.

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

Note 5 - Earnings or loss per share

Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at July 31, 1999 and 1998 was 33,852,730 and 1,696,730,
respectively.

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

Results Of Operations

The operating results as reported the Company's unaudited financial statements for the quarter ended July 31, 1999 are all the result of acquisition of Pre-Cell Solutions, Inc. the Florida corporation. Since the Company had been inactive for the quarter ended July 31, 1998 there is no comparative analysis for these two periods.

Liquidity and Capital Resources

For the quarter ended July 31, 1999, net cash used in operating activities was $4,493. As of July 31, 1999, the Company had cash and cash equivalents of approximately $3,000 and a net working capital deficit of approximately $366,000. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring, general and administrative expenses on a current basis is totally dependent on its ability to expand its current customer base and secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

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

Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as a result of the calendar year 2000. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Prior to the beginning of the year 2000, the Company analyzed software and hardware used internally by the Company in all support systems to determine whether they were Year 2000 compliant. Since the Company has past the critical date of January 1, 2000 and has been unaffected in all its computer systems and operations after that date it now believes that all of its software is Year 2000 compliant. The Company does not believe that any additional cost for the Year 2000 issue will be necessary. The Company also believes the effect of the Year 2000 issue on entities with which the Company transacts business will not have a material adverse effect on the Company's business, financial condition or results of operations.

The Company is dependent on BellSouth to provide local exchange services and Sprint for long distance services. These service providers do not appear to have experienced any Year 2000 issues, which interfered with their ability to fulfill their obligations to the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

           None

Item 2. Changes in Securities and Use of Proceeds.

           None

Item 3. Defaults Upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           None.

Item 5. Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

  Exhibit
    No.    Exhibit Description                             Filed Herewith Or Incorporated By Reference To:
    ---    -------------------                             -----------------------------------------------
   10.1    Share Exchange Agreement entered into           Exhibit 10.1 to Form 10K for the year
           between the Company and Pre-Cell                ended April 30, 1999
           Solutions, Inc., a Florida corporation.         filed on December xx, 1999.

   10.2    Employment Agreement between the                Exhibit 10.1 to Form 10K for the year
           Company and Thomas E. Biddix                    ended April 30, 1999
                                                           filed on December xx, 1999.

   10.3    Stock Option Agreement between the              Exhibit 10.1 to Form 10K for the year
           Company and Thomas E. Biddix                    ended April 30, 1999
                                                           filed on December xx, 1999.

   10.4    Employment Agreement between the                Exhibit 10.1 to Form 10K for the year
           Company and Timothy F. McWilliams               ended April 30, 1999
                                                           filed on December xx, 1999.

   10.5    Stock Option Agreement between the              Exhibit 10.1 to Form 10K for the year
           Company and Timothy F. McWilliams               ended April 30, 1999
                                                           filed on December xx, 1999.

   10.6    Administrative Services Agreement between       Exhibit 10.1 to Form 10K for the year
           the Company and Pre-Paid Solutions, Inc.        ended April 30, 1999
                                                           filed on December xx, 1999.

   10.7    Sublease between the Company and Pre-Paid       Exhibit 10.1 to Form 10K for the year
           Solutions, Inc. for the property located at     ended April 30, 1999
           255 East Drive, Suite C, Melbourne, Florida     filed on December xx, 1999.

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

                                       PRE-CELL SOLUTIONS, INC.

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

       Signatures                     Title                          Date
       ----------                     -----                          ----

/s/ Thomas E. Biddix         President and Chief Executive      February 1, 2000
--------------------         Officer
Thomas E. Biddix

/s/ Timothy F. McWilliams    Chief Accounting Officer           February 1, 2000
-------------------------
Timothy F. McWilliams