Form 10-Q
period 1999-10-31
PRE CELL SOLUTIONS INC/
filed 2000-02-02
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999
                 -----------------------------------------------

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

As of December 31, 1999, 33,852,730 shares of the Registrant's Common Stock were issued and outstanding.

                            PRE-CELL SOLUTIONS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

            Heading                                                        Page

PART I. FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements

        Balance Sheet - October 31, 1999 and April 30, 1999..................3
        Statements of Operations Three and six months ended
          October 31, 1999 and 1998..........................................4
        Statements of Stockholders Equity- Six months ended
          October 31, 1999...................................................5
        Statements of Cash Flows - Three and six months ended
          October 31, 1999 and 1998..........................................6
        Notes to Consolidated Financial Statements...........................7

Item 2. Management's Discussion and Analysis of Financial

        Condition and Results of Operations................................7-9

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

SIGNATURES..................................................................10

                                     PART I

Item 1. Financial Statements.

                                Pre-Cell Solutions, Inc. and Subsidiaries

                                       Consolidated Balance Sheets

                                                                               October 31, 1999          April 30, 1999
                                                                               ----------------          --------------
                                                                                  (Unaudited)
Assets
     Cash .................................................................... $         11,281          $          507
     Certificate of deposit, 4.26% matures June 28, 2000.....................             3,000                   3,000
     Accounts receivable......................................................           21,157                      --
     Stock subscription receivable...........................................             3,000                   3,000
     Prepaid service fees....................................................             7,000                   5,000
                                                                               ----------------          --------------
         Total current assets.................................................           45,438                  11,507

     Property and equipment, net..............................................            6,613                   1,713

     Intangible assets, net.....................................................      1,446,302               1,480,302
                                                                               ----------------          --------------
                                                                               $      1,498,353          $    1,493,522
                                                                               ================          ==============

Liabilities and Stockholders' Equity
Liabilities:

     Accounts payable......................................................... $         38,628          $        5,003
     Accrued liabilities .................................................                    6                      82
     Due to stockholders/officers.............................................          390,000                 330,000
     Due to related party .....................................................         101,327                  18,563
                                                                               ----------------          --------------
         Total current liabilities.............................................         529,961                 353,648
                                                                               ----------------          --------------

Commitments...............................................................                   --                      --

Stockholders' equity:

     Preferred stock .....................................................                   --                      --
     Common stock..............................................................         338,527                 338,484
     Additional paid in capital ................................................      2,318,303               2,318,346
     Accumulated deficit .......................................................     (1,688,438)             (1,516,956)
                                                                               ----------------          --------------

Total stockholders' equity ....................................................         968,392               1,139,874
                                                                               ----------------          --------------

 ...............................................................................$      1,498,353          $    1,493,522
                                                                               ================          == ===========

See accompanying notes to consolidated financial statements

                                Pre-Cell Solutions, Inc. and Subsidiaries

                                  Consolidated Statements of Operations
                                               (Unaudited)

                                                  Three Months Ended October 31,      Six Months Ended October 31,
                                                  ------------------------------      ----------------------------
                                                        1999             1998              1999             1998
                                                --------------  ----------------  ---------------  ----------------
Revenues...................................... $        53,427 $              --  $        70,999 $              --

Costs of revenues.............................          57,374                --           71,697                --
                                                --------------  ----------------  ---------------  ----------------
Gross profit .................................          (3,947)               --             (698)               --
Selling, general and administrative expenses ..        140,632                --          170,784                --
                                                --------------  ----------------  ---------------  ----------------

Net income (loss).............................. $     (144,579) $             --  $      (171,482) $             --
                                                ==============  ================  ===============  ================


Loss per share..............................    $        (0.01) $             --  $         (0.01) $             --
                                                ==============  ================  ===============  ================

Weighted average number of common
     shares outstanding.........................    33,852,730         1,696,730       33,852,730         1,696,730
                                                ==============  ================  ===============  ================

See accompanying notes to consolidated financial statements

                                Pre-Cell Solutions, Inc. and Subsidiaries

                             Consolidated Statements of Stockholders' Equity

                                                   Common Stock
                                                   ------------
                                                Number                     Additional
                                                  of           Par           Paid-In      Accumulated
                                                Shares        Value          Capital        Deficit       Total
                                                ------        -----          -------        -------       -----
BALANCE, April 30, 1999                      33,852,730     $ 338,484    $ 2,318,346   $(1,516,956)  $ 1,139,874
Unaudited:
   Adjustment for fractional shares as a
     result of 1 for 7 stock split                   --            43            (43)           --            --

Net loss                                             --            --             --      (171,482)     (171,482)
                                             ----------     ---------    -----------   -----------   -----------
BALANCE, October 31, 1999 (unaudited)        33,852,730     $ 338,527    $ 2,318,303  $ (1,688,438)  $   968,392
                                             ==========     =========    ===========  ============   ===========

See accompanying notes to consolidated financial statements

                                Pre-Cell Solutions, Inc. and Subsidiaries

                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                                  Six Months Ended October 31,
                                                                                  ----------------------------
                                                                                      1999              1998
                                                                                 -----------      ------------
Cash flows from operating activities:
   Net income/ (loss)........................................................... $  (171,481)     $         --
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation...........................................................            100                --
      Amortization.............................................................       34,000                --
      Cash provided by (used for):
        Accounts receivable...................................................       (21,157)               --
        Prepaid services fees................................................         (2,000)               --
        Accounts payable.......................................................       33,625                --
        Accrued expenses and other liabilities...............................            (76)               --
        Due to stockholders/officers...........................................       60,000                --
        Due to related party...................................................       82,763                --
                                                                                 -----------      ------------
Net cash provided by operating activities.....................................        15,774                --
                                                                                 -----------      ------------

Cash flows from investing activities:
   Purchase of property and equipment........................................         (5,000)               --
                                                                                 -----------      ------------
Net cash used in investing activities........................................         (5,000)               --
                                                                                 -----------      ------------

Net decrease in cash and cash equivalents.......................................      10,774                --
Cash at beginning of period...................................................           507                --
                                                                                 -----------      ------------

Cash at end of period.........................................................   $    11,281      $         --
                                                                                 ===========      ============

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

Note 3 - Related party transactions

The Company has entered into employment agreements with two stockholders/executives. Total fees under these agreements for the quarter ended October 31, 1999 totaled $45,000 and are included in current liabilities. Additionally, the agreements provide for the executive to receive a total of 4,000,000 and 3,000,000 options to purchase common stock at $.04 per share. These options vest on December 1, 1999 and are exercisable for a term of five years.

The Company leases its offices from a related party under a sublease. The agreement calls for monthly rental payments totaling approximately $500 with annual renewal options through June 2001. Total rent for the quarter ended October 31, 1999 is included in current liabilities at October 31, 1999.

The Company has entered into an administrative services agreement with a related party totaling $1,000 per month through June 30, 2001. Total fees under this agreement for the quarter ended October 31, is included in current liabilities at October 31, 1999.

Note 4 - Contingencies

The Company is an over-the-counter (OTC) bulletin board company. In July 1999, the Company changed its trading symbol from TAMP to TDCM. However, the Company remains delinquent in its SEC filings; the last Form 10-K was filed for the year ended June 30, 1995.

Additionally, the Company is delinquent in its filings with the Internal Revenue Service.

The effects, if any, of any penalties relating to the above are not reflected in these consolidated financial statements.

Note 5 - Earnings or loss per share

Earnings or loss per share is computed based on the weighted average number of common shares outstanding. The number of shares used in computing the loss per common share at October 31, 1999 and 1998 was 33,852,730 and 1,696,730,
respectively.

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

Results Of Operations

The operating results as reported the Company's unaudited financial statements for the three and six months ended October 31, 1999 are all the result of acquisition of Pre-Cell Solutions, Inc. the Florida corporation. Since the Company had been inactive for the three and six months ended October 31, 1998 there is no comparative analysis for these four periods.

Liquidity and Capital Resources

For the quarter ended October 31, 1999, net cash provided by operating activities was $15,493. As of October 31, 1999, the Company had cash and cash equivalents of approximately $14,000 and a net working capital deficit of approximately $485,000. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring, general and administrative expenses on a current basis is totally dependent on its ability to expand its current customer base and secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

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