Form 10-Q
period 2000-01-31
PRE CELL SOLUTIONS INC/
filed 2000-03-16
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000
                 -----------------------------------------------

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

As of February 29, 2000, 33,852,730 shares of the Registrant's Common Stock were issued and outstanding.

                            PRE-CELL SOLUTIONS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

               Heading                                                      Page

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements
           Balance Sheet - January 31, 2000 and April 30, 1999...............3
           Statements of Operations Three and nine months ended
             January 31, 2000 and 1999.......................................4
           Statements of Stockholders Equity- Nine months ended
             January 31, 2000................................................5
           Statements of Cash Flows - Three and nine months ended
             January 31, 2000 and 1999.......................................6
           Notes to Consolidated Financial Statements........................8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................8-9

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.................................................9
Item 2.    Changes in Securities.............................................9
Item 3.    Defaults Upon Senior Securities...................................9
Item 4.    Submission of Matters to a Vote of Securities Holders.............9
Item 5.    Other Information.................................................9
Item 6.    Exhibits and Reports on Form 8-K.................................10

SIGNATURES..................................................................11

                                     PART I

Item 1. Financial Statements.

                                               Pre-Cell Solutions, Inc. and Subsidiaries

                                                      Consolidated Balance Sheets

                                                                               January 31, 2000         April 30, 1999
                                                                               ----------------         --------------
                                                                                  (Unaudited)
Assets
     Cash ................................................................       $           --            $        507
     Certificate of deposit, 4.26% matures June 28, 2000.....................             3,000                   3,000
     Accounts receivable......................................................           15,560                      --
     Stock subscription receivable...........................................             3,000                   3,000
     Prepaid service fees....................................................             7,000                   5,000
                                                                                 --------------            ------------
         Total current assets.................................................           28,560                  11,507

     Property and equipment, net..............................................            7,173                   1,713

     Intangible assets, net.....................................................      1,420,802               1,480,302
                                                                                 --------------            ------------
                                                                                 $    1,456,535            $  1,493,522
                                                                                 ==============            ============

Liabilities and Stockholders' Equity
Liabilities:

     Accounts payable.........................................................   $       38,965            $      5,003
     Accrued liabilities ................................................                    35                      82
     Due to stockholders/officers.............................................          435,000                 330,000
     Due to related party .....................................................         106,812                  18,563
                                                                                 --------------            ------------
         Total current liabilities.............................................         580,812                 353,648
                                                                                 --------------            ------------

Commitments...............................................................                   --                      --

Stockholders' equity:
     Preferred stock .....................................................                   --                      --
     Common stock..............................................................         338,527                 338,484
     Additional paid in capital ................................................      2,318,303               2,318,346
     Accumulated deficit .......................................................     (1,781,107)             (1,516,956)
                                                                                 --------------            ------------

Total stockholders' equity ....................................................         875,723               1,139,874
                                                                                 --------------            ------------

 ................................................................................ $    1,456,535            $  1,493,522
                                                                                 ==============            ============

See accompanying notes to consolidated financial statements

                                               Pre-Cell Solutions, Inc. and Subsidiaries

                                                 Consolidated Statements of Operations
                                                              (Unaudited)

                                                  Three Months Ended January 31,      Nine Months Ended January 31,
                                                  ------------------------------      -----------------------------
                                                        2000             1999              2000             1999
                                                        ----             ----              ----             ----
Revenues......................................   $      62,252      $        463     $    133,251      $        463

Costs of revenues.............................          31,587             1,882          103,284             1,882
                                                 -------------      ------------     ------------      ------------
Gross profit ..................................         30,665            (1,419)          29,967            (1,419)
Selling, general and administrative expenses ..        123,334            83,448          294,118            83,448
                                                 -------------      ------------     ------------      ------------

Net income (loss)............................... $     (92,669)     $    (84,867)    $   (264,151)     $    (84,867)
                                                 =============      ============     ============      ============


Net income (loss) per common share:

   Basic and Diluted.......................      $          --      $         --     $     (0.01)      $      (0.01)
                                                 =============      ============     ============      ============

Weighted average number of common shares and share equivalents outstanding:

   Basic........................................    33,852,730        23,134,063       33,852,730         8,842,508
                                                 =============      ============     ============      ============

   Diluted........................................  39,871,099        27,601,081       39,173,346        10,331,514
                                                 =============      ============     ============      ============

See accompanying notes to consolidated financial statements

                                               Pre-Cell Solutions, Inc. and Subsidiaries

                                            Consolidated Statements of Stockholders' Equity

                                                    Common Stock
                                                    ------------
                                                Number                     Additional
                                                  of           Par           Paid-In      Accumulated
                                                Shares        Value          Capital        Deficit       Total
                                                ------        -----          -------        -------       -----
BALANCE, April 30, 1999                      33,852,730     $ 338,484    $ 2,318,346   $(1,516,956)  $ 1,139,874
Unaudited:
   Adjustment for fractional shares as a
     result of 1 for 7 stock split                   --            43            (43)           --            --

Net loss                                             --            --             --      (264,151)     (264,151)
                                             ----------     ---------    -----------  ------------  ------------

BALANCE, Januay 31, 2000 (unaudited)         33,852,730     $ 338,527    $ 2,318,303  $ (1,781,107) $    875,723
                                             ==========     =========    ===========  ============  ============

See accompanying notes to consolidated financial statements

                                               Pre-Cell Solutions, Inc. and Subsidiaries

                                                 Consolidated Statements of Cash Flows
                                                              (Unaudited)

                                                                                  Nine Months Ended January 31,
                                                                                      2000              1999
                                                                                      ----              ----
Cash flows from operating activities:
   Net income/ (loss).......................................................... $   (264,151)      $   (84,867)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
      Depreciation...........................................................            175                --
      Amortization.............................................................       59,500            17,000
      Cash provided by (used for):
        Accounts receivable...................................................       (15,560)               --
        Stock subscription receivable....................................                 --            (3,000)
        Prepaid services fees................................................         (2,000)               --
        Accounts payable.......................................................       33,961             5,865
        Accrued expenses and other liabilities...............................            (47)           (6,062)
        Due to stockholders/officers..........................................       105,000            30,000
        Due to related party...................................................       88,248             4,177
                                                                                ------------       -----------
Net cash provided by operating activities.....................................         5,126           (36,887)
                                                                                ------------       -----------

Cash flows from investing activities:

   Purchase of property and equipment........................................         (5,633)               --
                                                                                ------------       -----------
Net cash used in investing activities........................................         (5,633)               --
                                                                                ------------       -----------

Cash flows from financing activities:

   Isuance of common stock of subsidiary.................................                 --            37,000
                                                                                ------------       -----------
Net cash used in investing activities....................................                 --            37,000
                                                                                ------------       -----------

Net decrease in cash and cash equivalents.........................................      (507)              113
Cash at beginning of period...................................................           507                --
                                                                                ------------       -----------

Cash at end of period.......................................................    $         --       $       113
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

Note 3 - Related party transactions

The Company has entered into employment agreements with two stockholders/executives. Total fees under these agreements for the quarter ended January 31, 2000 totaled $45,000 and are included in current liabilities. Additionally, the agreements provide for the executive to receive a total of 4,000,000 and 3,000,000 options to purchase common stock at $.04 per share. These options vested on December 1, 1999 and are exercisable for a term of five years.

The Company leases its offices from a related party under a sublease. The agreement calls for monthly rental payments totaling approximately $500 with annual renewal options through June 2001. Total rent for the quarter ended January 31, 2000 is included in current liabilities at January 31, 2000.

The Company has entered into an administrative services agreement with a related party totaling $1,000 per month through June 30, 2001. Total fees under this agreement for the quarter ended January 31, is included in current liabilities at January 31, 2000.

Note 4 - Basic and diluted earnings per share

Net income (loss) per common share is based on the weighted average number of common shares and potential common shares outstanding during each period. Options to purchase shares of common stock outstanding during the third quarter of 1999 and for the three and nine months ended January 31, 2000 were not included in the computation of diluted earnings per share because the company reported losses during these periods and therefore, the effect would be anti-dilutive. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                                                           Three Months Ended Jan. 31,       Nine months Ended Jan. 31,
                                                           ---------------------------       -------------------------
                                                              2000             1999              2000           1999
                                                              ----             ----              ----           ----
Net income (loss) available to common stockholders       $    (92,669)     $   (84,867)       $  (264,151)  $   (84,867)
                                                         ============      ===========        ===========   ===========

Weighted-average common shares                             33,852,730       23,134,063         33,852,730     8,842,508

Plus: Incremental shares from assumed conversion
      Options                                               6,018,369        4,467,018          5,320,616     1,489,006
                                                         ------------      -----------        -----------   -----------
Dilutive potential common stock                             6,018,369        4,467,018          5,320,616     1,489,006
                                                         ------------      -----------        -----------   -----------
Adjusted weighted-average shares                           39,871,099       27,601,081         39,173,346    10,331,514
                                                         ============      ===========        ===========   ===========
Net income (loss) per common share:
   Basic and Diluted                                     $         --      $        --        $     (0.01)  $     (0.01)
                                                         ============      ===========        ===========   ===========



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

Results Of Operations

The operating results as reported in the Company's unaudited financial statements for the three and nine months ended January 31, 2000 are the results of Pre-Cell Solutions, Inc. the Florida corporation aquired on December 1, 1998. Since the Company had been inactive until December 1, 1998 there is virtually no comparative analysis for the three and nine months ended January 31, 2000 as compared to the same periods ended January 31, 1999.

Liquidity and Capital Resources

For the quarter ended January 31, 2000, net cash provided by operating activities was $5,126. As of January 31, 2000, the Company had cash and cash equivalents of approximately $3,000 and a net working capital deficit of approximately

$552,000. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring, general and administrative expenses on a current basis is totally dependent on its ability to expand its current customer base and secure and develop new business opportunities through acquisitions or other venture opportunities. Since the Company has no current source of liquidity, the Company is unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and it is further unable to predict whether such capital infusion, if available, will be on terms and conditions favorable to the Company.

In order to generate future operating activities, the Company intends to implement its plan to expand its business and search for, investigate and attempt to secure and develop business opportunities through acquisitions, mergers or other business combinations and strategic alliances.

On February 2, 2000 the Company entered into a letter of intent to acquire Pre Paid Solutions ("PPS"), a provider of prepaid cellular phone service and technology throughout the United State and Canada, in an all-stock transaction. As a result of the proposed acquisition the PPS shareholders could own 38.46% of the issued and outstanding shares of Pre-Cell's common stock, assuming consummation of the merger of US/Intellicom, Inc. (see below) simultaneous with or before this acquisition. PPS is controlled by Thomas Biddix, the Company's Chairman of the Board, Chief Executive Officer and President, who ownes 22% of PPS.. Additionally, on February 24, 2000 the Company entered into a letter of intent to acquire US/Intellicom, Inc. ("USI"), a leading provider of prepaid cellular handset technology. Pursuant to the terms of the letter of intent, USI will merge with and into a wholly owned subsidiary of Pre-Cell and USI will be the surviving corporation. After the consummation of the proposed merger, Pre-Cell will own all of the issued and outstanding capital stock of USI. As a result of the proposed merger, (i) the USI shareholders could own as much as 38.46% of the issued and outstanding shares of Pre-Cell's common stock, assuming consummation of the previously announced acquisition of Pre-Paid Solutions, Inc. ("PPS") simultaneous with or before the merger; and (ii) Ronald Kindland, USI's Chairman of the Board and Chief Executive Officer is expected to become a member of Pre-Cell's Board of Directors and Thomas Fricks, USI's President, is expected to become Pre-Cell's President and Chief Operating Officer.

These letters of intent, by their nature, are non-binding and the consummation of the acquisition of Pre Paid Solutions, Inc. and merger of US/Intellicom, Inc. each remain subject to, among other things, due diligence, execution of a definitive agreement and the approval by the parties' boards of directors. There can be no assurance that the Company will infact complete these transactions or will be successful in its plan to expand its customer base or locate businesses in the same or similar industry for acquisition.

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

           None.

Item 5. Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

     Exhibit
                                                  Filed Herewith Or
     No.      Exhibit Description                 Incorporated By Reference To:
     ---      -------------------                 -----------------------------
     10.1     Share Exchange Agreement            Exhibit 10.1 to Form 10K for
              entered into between the            the year ended April 30, 1999
              Company and Pre-Cell                filed on February 2, 2000.
              Solutions, Inc., a Florida
              corporation.

     10.2     Employment Agreement between        Exhibit 10.1 to Form 10K for
              the Company and Thomas E.           the year ended April 30, 1999
              Biddix                              filed on February 2, 2000.

     10.3     Stock Option Agreement between      Exhibit 10.1 to Form 10K for
              the Company and Thomas E.           the year ended April 30, 1999
              Biddix                              filed on February 2, 2000.

     10.4     Employment Agreement between        Exhibit 10.1 to Form 10K for
              the Company and Timothy F.          the year ended April 30, 1999
              McWilliams                          filed on February 2, 2000.

     10.5     Stock Option Agreement between      Exhibit 10.1 to Form 10K for
              the Company and Timothy F.          the year ended April 30, 1999
              McWilliams                          filed on February 2, 2000.

     10.6     Administrative Services             Exhibit 10.1 to Form 10K for
              Agreement between the Company       the year ended April 30, 1999
              and Pre-Paid Solutions, Inc.        filed on February 2, 2000.

     10.7     Sublease between the Company        Exhibit 10.1 to Form 10K for
              and Pre-Paid Solutions, Inc.        the year ended April 30, 1999
              for the property located at         filed on February 2, 2000.
              255 East Drive, Suite C,
              Melbourne, Florida

     11.1     Statement re Computation of         *
              Earnings Per Share.

     27.1     Financial Data Schedule.            Filed herewith.

* Information regarding the computation of earnings per share is set forth in the Notes to Consolidated Financial Statements.

         (b) Report on Form 8-K

             None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2000.

                                PRE-CELL SOLUTIONS, INC.


                                By: /s/ Thomas E. Biddix
                                    --------------------
                                    Thomas E. Biddix
                                    President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                        Title                         Date

/s/ Thomas E. Biddix              President and Chief           March 16, 2000
--------------------              Executive Officer
Thomas E. Biddix

/s/ Timothy F. McWilliams       Chief Accounting Officer        March 16, 2000
-------------------------
Timothy F. McWilliams