Form 10-K
period 2000-04-30
PRE CELL SOLUTIONS INC/
filed 2000-08-15
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000

                         Commission file number 0-14978

                            Pre-Cell Solutions, Inc.
                            ------------------------
                       (Name of Registrant in its Charter)

              Colorado                                    84-0751916
              --------                                    ----------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

             385 East Drive, Melbourne, Florida                   32904
         -------------------------------------------              -----
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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of August 10, 2000, the registrant had 39,851,859 shares of common stock, $.01 par value per share, outstanding and, at such date, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $42,672,327.50.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain Exhibits listed in Part IV of this Form 10-K are incorporated by reference from prior filings made by the registrant under the Securities Act of 1933, as amended.

                                      INDEX
                                  TO FORM 10-K

                                                                         Page
                                                                        Number

PART I

Item 1.  Business........................................................    2

Item 2.  Properties......................................................   17

Item 3.  Legal Proceedings...............................................   17

Item 4.  Submission of Matters to a Vote of Security Holders.............   18


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.............................................   18

Item 6.  Selected Financial Data.........................................   19

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   23

Item 8.  Financial Statements and Supplementary Data.....................   23

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure........................................   23


PART III

Item 10. Directors and Executive Officers of the Registrant..............   23

Item 11. Executive Compensation..........................................   25

Item 12. Security Ownership of Certain Beneficial Owners and Management..   27

Item 13. Certain Relationships and Related Transactions..................   28


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K........................................................   29

PART I

Item 1.  Business

Introduction

         We are a prepaid telecommunications products and services provider, offering wireless and competitive local exchange services. Prepaid telecommunications service allows consumers to acquire access without credit checks or the traditional contracts required for post-paid services and eliminates credit risks to the provider. Additionally, prepaid services allow consumers to control their telecommunications costs by ensuring that their actual costs do not exceed their budgeted costs for a defined period. Once a consumer begins using prepaid telecommunications services, the consumer's account is verified and debited in real time. For prepaid dialtone service each time a call is made the system checks to ensure that the account contains available credit. Once the account status is verified, the services are provided and the account is simultaneously debited. When the account has been depleted, the service offering is terminated and further service is denied service until the account is replenished.

         We offer two main products, prepaid wireless and prepaid local exchange services. Our prepaid wireless division is divided into two lines of business, technology and distribution. We own proprietary software based technology that is installed into a wireless handset. That technology allows a consumer to load units of prepaid airtime into a cellular phone directly from the handset. By communicating directly from the handset the customer transmits an identification code and PIN number to the Company's central data base management system which recognizes the handset, the airtime purchase code and immediately transmits the settings that loads the purchased airtime units into the handset. This technology maintains the inventory of unused airtime units in each of the handsets thus eliminating a central database requiring continued updating of usage and time availability. We license that technology to airtime carriers and resellers that desire to provide prepaid wireless to their customers. We also acquire wireless airtime from facilities based carriers and resell that airtime through distributors and resellers. Our EZ Prepaid division sells wireless handsets and the accompanying prepaid airtime to distributors and resellers who in turn resell the prepaid wireless handsets to retailers. A consumer generally purchases a cellular telephone handset and accompanying airtime from a retailer. The consumer can then acquire additional airtime from the same retailer.

         We are also a non-facilities based provider of prepaid telecommunications services primarily to residential customers. We currently offer pre-paid residential local and long distance telecommunications services to consumers who reside in the state of Florida. With the pending acquisition of Teleconnex, Inc. the company will be expanding into eight additional BellSouth states. The Company markets its services to consumers who are unable to obtain credit from the Incumbent Local Exchange Carrier (ILEC) or other Competitive Local Exchange Carriers (CLECs). In particular, a significant number of low-income individuals are unable to obtain local telephone service from the ILEC or other CLECs, without a substantial deposit, because of a bad credit history or no credit history at all. Most ILECs and CLECs provide local exchange and/or long distance telecommunications services strictly on a credit basis. We provide our telecommunications services to these consumers only on a prepaid basis.

         Because no credit is involved, we can provide these services without risk even when a security deposit cannot be provided by the consumer (which is generally required by the ILEC or other CLECs when service is requested by low-income, credit-deprived consumers). Our services are immediately available to the customer after the establishment of an account and appropriate payment. The service is ideal for consumers with limited income who are unable to obtain credit from the ILEC or other CLEC, but who desire to place telephone calls from their home.

         We were incorporated in Colorado in July 1981 under the name Oil Field Service Company, Inc. and in January 1986, we changed our name to Transamerican Petroleum Company. In December 1998 we acquired Pre-Cell Solutions, Inc., a Florida corporation, and subsequently changed our name to Pre-Cell Solutions, Inc.

         Strategic Acquisitions

         On December 1, 1998, we acquired all of the outstanding capital stock of Pre-Cell Solutions, Inc., a Florida corporation in exchange for 32,156,000 shares of our common stock. Pre-Cell Solutions was a non-facilities based provider of prepaid telecommunications services primarily to residential customers. 26,440,623 shares of our common stock that were delivered to the shareholders of Pre-Cell Solutions were redeemed in April 2000.

         On April 4, 2000, we acquired all of the outstanding capital stock of US Intellicom, Inc., a Georgia corporation in exchange for 11,440,000 shares of our common stock. Additionally, we established an option pool whereby certain stockholders of US Intellicom who had guaranteed US Intellicom's bank line of credit could until December 31, 2000, acquire 2,133,333 shares of our common stock at an exercise price of $.75 per share. US Intellicom licenses software, which is used to manage airtime usage on prepaid cellular telephones.

         Also on April 4, 2000, we acquired all of the outstanding capital stock of Pre-Paid Solutions, Inc., a Florida corporation in exchange for 20,219,127 shares of our common stock. Pre-Paid Solutions acquires wireless airtime from facilities based carriers and resells that airtime through a network of distributors and resellers.

         Recent Developments

         On August 2, 2000, we entered into a definitive agreement to acquire all of the outstanding capital stock of Teleconex, Inc., a competitive local exchange company (CLEC) located in Pensacola, Florida that provides prepaid local telephone services to more than 5,000 customers in nine southeastern states. The agreement is subject to a number of conditions, including, the approval of applicable regulatory authorities. We have agreed to deliver 683,333 shares of our common stock to the Teleconex shareholders in connection with the acquisition.

         We have also entered into a letter of intent to acquire Transnational Communications, Inc., a competitive local exchange company located in San Antonio, Texas that provides prepaid local telephone services to more than 6,000 customers in seven southern states. We have agreed to issue 1.1 million shares of our common stock to the Transnational shareholders upon consummation of the transaction. The letter of intent is non-binding and the consummation of the merger remains subject to, among other things, regulatory approval, due diligence, execution of a definitive agreement and the approval by the parties' board of directors.

Industry Overview

         Our markets for telecommunications services can be divided into two sectors: (i) wireless services and (ii) prepaid dialtone.

         Wireless Division

         Industry data estimates that by the end of 1999, there were approximately 86 million wireless subscribers yielding more than $40 billion in gross revenues. Notwithstanding, more than thirty five percent of cellular applicants are declined service due to credit issues. The Yankee Group has predicted that prepaid subscribers currently account for five percent of the wireless subscribers but will account for more than ten percent of the wireless subscribers by 2002. Based upon the above estimates, the prepaid wireless currently accounts for an estimated $3 billion in annual revenues and is expected to account for more than $6 billion during 2002.

         Prepaid Dialtone Division

         The prepaid dialtone (home phone services) market is comprised of those customers who are unable to obtain phone service from the local carrier due to inability to pay past long distance bills or the high deposit fees necessary to open an account. Currently, nearly 30 percent (30%) of all U.S. homes are without either local or long distance service. According to telecom analyst The Pelorus Group, the prepaid dialtone market is comprised of 8-10 million customers in the United States, representing a potential annual gross revenues of $6 billion, By 2003, prepaid dialtone will represent 32 percent (32%) of the total prepaid market in the U.S.

Business Strategy

         We are pursuing a growth strategy to capitalize on our early entrance into the emerging and expanding markets for prepaid telecommunications services. We intend to focus our sales and marketing efforts on the credit-challenged consumer while also pursuing individual and business consumers who desire to utilize our prepaid products and services as a means to budget their telecommunications costs.

         Wireless Division

         Our business strategy for the technology division will continue to focus on licensing our existing handset-based technology to competitive resellers while continuing to research and develop new technology that will enable us to introduce new products into the marketplace. Our software engineers will continue to research and develop the technology that will enable us to expand our product line to include new and improved handsets and features.

         Our EZ Prepaid division will pursue a strategy to establish broad distribution of prepaid handsets and airtime throughout the United States and Canada. We intend to focus our initial distribution efforts on reselling our products to large distributors in the prepaid phone card industry. These distributors have established relationships with retail outlets that cater to credit-challenged consumers. We also intend to pursue large national and regional retailers, truck stops, and convenience stores both directly and through distributors who have established relationships with these retailers.

         Prepaid Dialtone Division

         Our growth strategy includes: (1) expanding our customer base within the state of Florida; (2) expanding our customer base to include consumers who reside in the 8 other states where BellSouth provides local exchange services and where we have an agreement to acquire and re-sell local exchange services;
(3) expand, with proper licenses, our customer base to include consumers who reside in non-BellSouth states where we can negotiate favorable re-sale agreements with the ILEC or other facilities based CLECs; (4) offer our customers a variety of other prepaid telecommunications products and services, including, prepaid cellular, prepaid paging and other enhanced prepaid telecommunications services; and (5) pursue the acquisition of companies that fit within our Company's business strategy, such as Teleconex and Transnational.

Products and Services

         Wireless Division

         US Intellicom's digital technology has been approved by Sprint PCS to be used by resellers within the Sprint network. The web-based USIntellinetSM Internet Support System enables airtime providers to maintain and evolve their prepaid offering in a cost effective manner. Unlike alternative options, the US Intellicom system enables all program updates to be implemented over-the-air, with no special demand on the customer without having to wait for operator intervention. This adds a significant cost savings to the service provider and a major convenience to the end-user over alternative methods.

         US Intellicom's debit application enables service providers to:

         -        Deliver fully featured cellular service without a contract;
         - Establish an acceptable retail price point without carrier subsidization;
         -        Lessen bad debt from the customer;
         - Acquire new distribution with an off-the-shelf solution that is easy to merchandise; and
         - Provide end-users with a reliable, easy-to-use prepaid wireless communications product.

         US Intellicom targets three groups of customers, wireless airtime service providers, both resellers and carriers and handset manufacturers.

         Wireless Airtime Service Providers. The US Intellicom product delivers to service providers' four primary benefits:

         -        Low cost to implement and operate;
         -        Quick entry to market (as little as 30 days to deploy);
         -        Ease and flexibility of program maintenance;
         -        Unique fraud protection features over competitive offerings;
                  and
         -        Ease of roaming across the carriers entire network.

         Handset Manufacturers. The manufacturers benefit from US Intellicom software applications by:

         -        Increased handset functionality;
         - Increased selling advantage to their target customer (the service provider);
         - Opportunity for sell-on services, such as packaging and program bundling; and
         - The ability to respond to largest customers' demand for quality proved debit application.

         Pre-Paid Solutions acquires airtime from cellular carriers and re-sells that airtime in the form of prepaid cellular service. Pre-Paid distributes the cellular service, in some instances incorporating the US Intellicom technology, through a network of distributors who in turn sell our products to retail establishments. Pre-Paid Solutions provides the distributors and retailers with a turnkey solution that is easily marketed and merchandised to the ultimate consumer.

         Prepaid Dialtone Division

         Our wholly owned subsidiary, Pre-Cell Solutions, a Florida corporation, offers credit-challenged consumers home telephone service regardless of credit history or past due bills, and with no need for deposit or identification. We provide our customers domestic and international long distance services through a switching and customer account-based software application. Customers pay approximately $50 to $70 per month for local telephone service with standard features. Users are restricted from features unless they are paid in advance.

Sales and Marketing

         Wireless Division

         We originally entered the reselling analog service market because of its wide availability and the initial lower cost of handsets. We have now introduced the nation's first digital Code Division Multiple Access (CDMA) prepaid handset under an exclusive agreement with Sprint PCS. Our objective is to develop a significant position in the rapidly growing prepaid wireless market in North America under a single established national brand across multiple geographic positions. We intend to capitalize on the expected growth of the prepaid industry and the large group of wireless users expected to replace their current handsets and service.

         We are building sales through direct and distributor sales forces and upon reaching full sales staffing levels will be segmented into four sales regions: West, Southwest, Northeast, and Southeast. Each Regional Sales Manager
(RSM) will be responsible for sales and marketing efforts within their respective region and will reside initially in our Atlanta office to ensure that a solid foundational understanding is built prior to investigating a decentralized sales force. Each region represents between 50 - 60 target prospects within our targeted channels of distribution. US Intellicom is also utilizing the sales force of its distributor partners and through the Sprint PCS Private Label Services (PLS) group, capitalizing on their established customer bases.

         Our Pre-paid Solutions division has entered into agreements to purchase cellular airtime from numerous major cellular carriers at wholesale rates and then resells the service to our customers at retail rates. As our subscriber base grows the wholesale prices at which we acquire service will be reduced under our volume discount based contracts. This should allow us to reduce our retail prices or increase our margins in reaction to a changing marketplace. We currently analyze the rate structures of each of the carriers in any given market to select the most favorable resale terms. The increasing competition among carriers and various technologies in the wireless market may also allow us to arrange for more favorable "resale" arrangements.

         We have also used these agreements to establish a national service footprint that allows national, regional and local retailers to offer our products to each of their storefronts in most metropolitan markets. This approach should allow for the creation of a national "brand image" for our product. This image could then be developed or supported by media advertising on a broad basis. At a minimum, the product will be offered with a common name and point-of-sale merchandising to establish and re-enforce the brand image. There is currently no established national brand of prepaid wireless service today that is offered broadly in the marketplace.

US Intellicom's market penetration plan:

         Through US Intellicom we are selling our wireless products to wireless airtime providers and wireless airtime resellers, both domestically and internationally. Equally important is the development of strategic relationships with handset manufacturers such as those already established with Nokia, LG Sansys and Qualcomm. In 1999, US Intellicom established key relationships with one of the largest domestic reseller (STC / MCI), one of the largest RSA Operator (Western Wireless); one of the largest PCS network operator (Sprint
PCS), and one of the largest handset manufacturer (Nokia).

         Wireless Carriers: The immediate and primary focus within this channel of distribution is in the RSA cellular carrier segment. RSA operators are in the early stages of investigating prepaid alternatives to deliver to their customers and are seeking quick and easy-to-use solutions that require minimal capital investment. Network-based solutions can be costly and cumbersome for these smaller operators, leaving intelligent handset applications as attractive solutions. There are approximately 250 RSA operators throughout the United States.

         In addition, we will target medium sized operators in an effort to penetrate their existing prepaid business which has been largely served to date through switched based solutions. It is our belief that with additional handset platforms, we have a strong opportunity to penetrate this segment of the carrier market.

         Wireless Resellers: Because wireless resellers must interconnect with the carrier's switch for network-based solutions, handset based solutions are increasingly becoming a popular alternative choice. US Intellicom's primary focus within the reseller channel is to penetrate the top 10 resellers domestically. US Intellicom has already executed agreements with several of the top 10.

         Agent/Dealer: Dealer/Agents allow for testing of the application on a small scale and in a controlled environment. The agent/dealer channel will be maintained by US Intellicom, but will not be a marketing target for us. By focusing on the carrier and reseller channels of distribution, US Intellicom will leverage our core competency of technological innovation through software development. We strategically decided not to become involved with the reselling of airtime, but to provide the tools necessary for airtime providers to offer prepaid solutions to their customers.

EZ Prepaid's market penetration plan:

         Distribution Plan: We are in the process of establishing national distribution agreements. We have also completed, and are in the process of executing, agreements with several distributors.

         To date, we have focused our initial distribution channels on the nation's largest prepaid long distance calling card distributors. This channel has established relationships with thousands of retail storefronts that market other prepaid telecommunications products to credit-challenged consumers. The introduction of prepaid cellular to this established distribution channel is a natural evolution of a new product line. Prepaid wireless should provide these distributors with a new product to distribute in an existing distribution channel that will capitalize on their already existing relationships with resellers.

         We will also market our products, both directly through internal sales staff and through national and regional distributors, to truck stops, convenience stores and other national and regional chain stores. Our wireless telephones, because of the national footprint, fills a need of the national retailer of a single Stock Keeping Unit (SKU) or product number that can be distributed from centralized warehouse to any store in the country without the need of expensive, labor intensive specialized programs of each individual phone.

         The most powerful migration of the product from the "Credit Challenged Focus" to a sexy target-branded and packaged "HIP" product will help penetrate mainstream America - specifically, the teen and young adult market. We believe with the right mix of product pricing, brand, packaging and image can infiltrate this market niche.

         Merchandising: We have created packaging, posters, airtime cards, brochures and product display demo packages currently being distributed in to the market place. Currently, distributors are required to purchase these merchandising materials for distribution. It is our intention to supplement these materials with a regionally based national advertising campaign to facilitate and support our distribution network.

         Retail Distribution: Prepaid wireless services allow retailers to sell a phone in the box within any retail environment. Unlike wireline services or postpaid wireless services where a significant credit approval process must take place and detailed customer order information must be acquired and processed, acquiring prepaid wireless service can be as simple as purchasing any other standard consumer electronic device. The airtime or minutes become a commodity to consumers, purchased as needed, similar to a consumer's purchase of fuel for their automobile.

         There are several important factors facilitating this move towards a "phone in a box" concept. The product must be positioned as a simple solution, which is easy to understand through the product's packaging. The retail model does not provide for trained sales agents demonstrating the product over consumers' objections.

         Pricing: We have developed a pricing structure that can offer attractive rates to higher usage customers who are willing to prepay for service at higher volume levels, and reasonable market rates for average use customers. We have also created an attractive special pricing plan for low-use customers who desire the safety aspect of a cell phone but do not anticipate significant usage. Customers who want to retain their phone number and keep their service active in a period of temporary low usage can use this same price plan.

         The product's pricing is flat rate and simple to understand. For example, digital pricing is as low as $.39 per minute, including roaming and long distance. Further, the user's minutes never expire as long as they purchase a card every 30 days. This plan is very competitive to the prepaid market place. Initially, we will be offering an incentive rebate plan to consumers.

         Prepaid Dialtone Division

         Advertising: Our marketing plan is to increase sales by converting disconnected telephone users to users of prepaid local telephone service. The media objectives will be to reach female adults 18-34 with an annual income of less than $13,000. The strategy is to use traditional and non-traditional media to reach this target customer. The message will have a consistent exposure to create awareness and maintain image in current customers. The media and vehicles chosen for our campaign will be television, radio, newspaper and transit, since they gain local advertising impressions.

         Twenty-five percent (25%) of these customers are more likely to watch television from 9:00 a.m. to 1:00 p.m.; 32 percent (32%) most often watch from 1:00 p.m. to 4:30 p.m. The campaign will add radio spots during morning and afternoon drive hours. We will also set up bus placards (signs) in markets across the southeast region. According to public records, 80 percent (80%) of transit riders have an income less than $15,000, with 61 percent of them being women. We also intend to advertise through direct marketing programs, which will enhance income base and ethnic attributes.

Competition

         The telecommunications industry in general, and the cellular telephone industry in particular, is highly competitive. Our prepaid wireless services compete with local, regional and national cellular service companies, some of which have substantially more experience and greater financial, technical and other resources than us. Additionally, our CLEC services compete with local and regional CLEC, and to some extent ILEC, service companies.

         In the prepaid dialtone industry there are a few competitors (in BellSouth region) that have developed a percentage of the untapped market share. These companies are all reselling from the RBOC's facility and direct selling the local phone service to the prepaid dialtone customer. Our competitors include Now Communications, CommSouth, Smoke Signal, Newphone, Budget Phone and 1-800-Reconex. Installation fees range from $20 to $60, with monthly costs for recurring service from $49.95 to $69.95.

Employees

         As of April 30, 2000, we had approximately 32 full-time employees; 6 in management, 16 in administration, 6 in sales and service and 4 in technical positions. None of the employees are members of a labor union and we have not experienced any work stoppages. We believe that our relations with our employees are good.

                                  RISK FACTORS

         This Form 10-K contains forward-looking statements relating to future events or our future financial performance. You are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors identified in this Form 10-K, including those discussed below, which could cause actual events or results to differ materially from those indicated by the forward-looking statements.

Financial Risks

We are currently engaged in two lawsuits that may result in substantial monetary damages or the loss of use of certain technology.

         We are currently the named defendants in two lawsuits brought by two cellular technology companies. These lawsuits allege that, among other things, that our software products infringe their respective patents. We cannot assure you that we will be successful in defending these lawsuits, and we may be required to pay license fees or substantial damages that far exceed our resources. We also may be required by the courts to cease our use of certain technologies. Furthermore, we are not covered by insurance for any anticipated costs of the lawsuit or any possible settlements or licenses. If successful, either of these lawsuits could seriously harm our business by forcing us to cease providing certain products to our customers or requiring us to pay monetary damages. Even if unsuccessful, these claims still can harm our business severely by damaging our reputation, requiring us to incur legal costs, lowering our stock price and public demand for our stock, and diverting management's attention away from our primary business activities in general. See "Item 3. Legal Proceedings."

We have a history of operating losses and expect to continue to realize losses and we may not become profitable or be able to sustain profitability, which may cause our stock price to fall.

         Since our inception we have incurred significant net losses. For the fiscal year ended April 30, 2000, we lost approximately $1,240,000. Our accumulated deficit as of April 30, 2000 was approximately $2,758,000. The report of our independent certified public accountants on the consolidated financial statements includes an explanatory paragraph that states we have suffered recurring losses from operations, have negative working capital and cash used in operating activities and have a shareholders' deficit that raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect substantial net losses and negative cash flow for the foreseeable future. The size of these losses will depend, in large part, on our ability to realize revenues from marketing our products. Our ability to generate revenues will be dependent upon, among other things, the successful negotiation of licensing agreements, the marketing of our products and the possible sale of our technology. Should we achieve profitability there is no assurance we can maintain or increase our level of profitability in the future.

         In addition, the report of our independent certified public accountants on the consolidated financial statements includes an explanatory paragraph on various legal matters that we are named as defendant. The outcomes of these matters cannot be presently determined, but an unfavorable conclusion may have an adverse effect on our financial condition, results of operations and cash flows.

Because our revenues prior to April 2000 resulted solely from our competitive local exchange carrier business, you may have difficulty evaluating our business.

         We only began offering products and services from our wireless technology and services division in April 2000. Consequently, we have a very limited operating history upon which you may base an evaluation of us and determine our prospects for achieving our intended business objectives. We are prone to all of the risks inherent to the establishment of any new business venture. You should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in the rapidly changing telecommunications market. To address these risks, we must, among other things:

         - Implement and successfully execute our business and marketing strategy;
         - Continually update and improve our product and service offerings;
         -        Continue to develop and upgrade our technology;
         -        Increase our client base;
         -        Respond to competitive developments; and
         -        Attract, retain and motivate qualified personnel.

         We may not be successful in addressing these risks, and our failure in this regard could have a material adverse effect on our business, prospects, financial condition and results of operations.

Unless we obtain additional financing, we may not be able to meet our strategic business objectives.

         We will need significant additional capital to fund our business plan. We plan to satisfy part of this need by a private offering of our securities in the near future and by additional financing as soon as practicable. This will likely result in dilution of existing equity positions. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that capital will be available to us when we need it or at all. If we are unable to obtain capital when we need it, we may delay or abandon our development and expansion plans. That could have a material adverse effect on our business and financial condition.

Fluctuations in our operating results may affect our stock price.

         Our annual and quarterly revenue and results could fluctuate as a result of a number of factors, including:

         -        Variations in the rate of timing of customer orders;
         -        Variations in our provisioning of new customer services;
         -        The speed at which we expand our network and market presence;
         -        The rates at which customers cancel services, or churn;
         -        Costs of third party services purchased by us; and
         - Competitive factors, including pricing and demand for competing services.

         As a result of these factors, in or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

We expect to experience volatility in our stock prices.

         The trading price of our common stock is likely to be volatile. The stock market in general, and the market for technology and telecommunications companies in particular, has experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

         Other factors that could cause the market price of our common stock to fluctuate substantially include:

         - Announcements of developments related to our business, or that of our competitors, our industry group or our customers;
         -        Fluctuations in our results of operations;
         -        Hiring or departure of key personnel;
         - A shortfall in our results compared to analysts' expectations and changes in analysts' recommendations or projections;
         - Sales of substantial amounts of our equity securities into the marketplace;
         - Regulatory developments affecting the telecommunications industry or data services; and
         - General conditions in the telecommunications industry or the economy as a whole.

Risks Related to Our Business Model

If we do not successfully execute our new business strategy, we may be unable to compete effectively.

         Our business strategy is complex and requires that we successfully complete many tasks, a number of which we must complete simultaneously. If we are unable to effectively implement or coordinate the implementation of these multiple tasks, we may be unable to compete effectively in our markets and our financial results may suffer.

We depend on management to integrate our acquisitions and to manage our growth.

         Our business strategy includes growth through acquisition and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies.

         We completed the acquisitions of Pre-Paid Solutions, Inc. and US Intellicom, Inc. and are in the process of integrating these operations. The history, geographical location, business model and business culture are different from ours in many respects. Our directors and senior management face a significant challenge in their efforts to integrate our businesses and the business of the acquired companies or assets, and to effectively manage our continued growth. There can be no assurance that our efforts to integrate the operations of either Pre-Paid Solutions or US Intellicom and the acquired assets will be successful, that we can manage our growth or that the anticipated benefits of Pre-Paid Solutions and US Intellicom or their assets will be fully realized. The dedication of management resources to such efforts may detract attention from our day-to-day business. There can be no assurance that there will not be substantial costs associated with such activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

Changes to the regulations applicable to our business could increase our costs and limit our operations.

         We are subject to federal, state, and local regulation of our local, long distance, and wireless services. The outcome of the various administrative proceedings at the federal and state level and litigation in federal and state courts relating to this regulation as well as federal and state legislation may increase our costs, increase competition and limit our operations.

Rapid technological changes in the telecommunications industry could render our services or network obsolete faster than we expect or require us to spend more than we currently anticipate.

         The telecommunications industry is subject to rapid and significant changes in technology. Any changes could render our services or network obsolete, require us to spend than we anticipate or have a material adverse effect on our operating results and financial condition. Advances in technology could also lead to more entities becoming our direct competitors. Because of this rapid change, our long-term success will increasingly depend on our ability to offer advanced services and to anticipate or adapt to these changes, such as evolving industry standards. We cannot be sure that:

         -        We will be able to offer the services our customers require;
         - Our services will not be economically or technically outmoded by current or future competitive technologies;
         - Our network or our information systems will not become obsolete;
         - We will have sufficient resources to develop or acquire new technologies or introduce new services that we need to effectively compete; or
         - Our cost of providing service will decline as rapidly as the costs of our competitors.

Risks Related to Sales, Marketing and Competition

Our market is highly competitive, and we may not be able to compete effectively, especially against established competitors with greater financial resources and more experience.

         We operate in a highly competitive environment. We have no significant market share in any market in which we operate. We will face substantial and growing competition from a variety of data transport, data networking, telephony service and integrated telecommunications service providers. We also expect that the incumbent local exchange carriers ultimately will be able to provide the range of services we currently offer. Many of our competitors are larger and better capitalized than we are, are incumbent providers with long-standing customer relationships, and have greater name recognition. We may not be able to compete effectively against our competitors.

Risks Related to Operations

We depend on other companies for cellular phones and the wireless network on which our products work.

         We do not manufacture cellular phones for our customers nor do we provide the wireless network on which our customers' cellular phones work. Therefore, we are dependent on others for the supply and assembly of our products and the networks on which our products work. Additionally, we do not have long term contracts with suppliers for the purchase and delivery of cellular phones or contracts with network service providers. Any interruption of supply of cellular phones or the access to wireless networks, for any reason, could result in significant delivery delays, thereby adversely affecting our marketing efforts, customer relations, revenues and profitability.

Our information systems may not produce accurate and prompt bills, which could cause a loss or delay in the collection of revenue and could adversely affect our relations with our customers.

         We depend on our information systems to bill our customers accurately and promptly. Because of the deployment of our network and our expansion plans, we are continuing to upgrade our information systems. Our failure to identify all of our information and processing needs or to adequately upgrade our information systems could delay our collection efforts, cause us to lose revenue and adversely affect our relations with our customers.

We depend on the networks and services of third party providers to serve our customers and our relationships with our customers could be adversely affected by failures in those networks and services.

         We depend almost entirely on other carriers for the switching and transmission of our customer traffic. After we complete deploying our network, we will still rely to some extent on others for switching and transmission of customer traffic. We cannot be sure that any third party switching or transmission facilities will be available when needed or on acceptable terms.

         Although we can exercise direct control of the customer care and support we provide, most of the services we currently offer are provided by others. These services are subject to physical damage, power loss, capacity limitations, software defects, breaches of security and other factors, which may cause interruptions in service or reduced capacity for our customers. These problems, although not within our control, could adversely affect customer confidence and damage our relationships with our customers.

We may be unable to retain or replace our senior management or hire and retain other highly skilled personnel upon which our success will depend.

         We believe that our continued success will depend upon the abilities and continued efforts of our management, particularly members of our senior management team. The loss of the services of any of these individuals could have a material adverse effect on our business, results of operations and financial condition. Our success will also depend upon our ability to identify, hire and retain additional highly skilled sales, service and technical personnel. Demand for qualified personnel with telecommunications experience is high and competition for their services is intense. If we cannot attract and retain the additional employees we need, we will be unable to successfully implement our business strategy.

Item 2.  Properties

         We are headquartered in Melbourne, Florida where we lease approximately 7,800 square feet of office space from Thomas E. Biddix, our Chief Executive Officer and Chairman. The lease expires in June 2005 and the monthly rent expense under such lease is approximately $4,875. We also lease 7,849 square feet of office space in Norcross, Georgia. The lease expires in August 2004 and the monthly rent expense is approximately $5,017.

Item 3.  Legal Proceedings

         On May 6, 1991 Telemac Cellular Corporation filed suit against US Intellicom, Inc., our wholly owned subsidiary, in the Northern District of California. Telemac Cellular alleges patent infringement arising out of US Intellicom's use of its prepaid cellular software products. Telemac is seeking, among other relief, an undetermined amount of damages. As there are numerous disputed facts and because Telemac has yet to quantify its claim, we cannot provide a range of potential loss.

         On September 21, 1999, two of our subsidiaries were named as defendants in lawsuits filed by Topp Telecom, Inc., alleging patent infringement arising out of having made, used, offered for sale and/or sold in the United States products which infringe one or more claims of Patent No. 5,613,947 and Patent No. 5,577,100. The claim for monetary damages are undisclosed. As this litigation is in the early stages, and Topp Telecom has yet to quantify its claim, we cannot provide a range of potential loss.

         On March 7, 2000 RiverHawk Capital Resources instituted an action against US Intellicom, Inc., in the Superior Court of Fulton County, Georgia. RiverHawk Capital Resources alleged breach of contract against U.S. Intellicom seeking damages in excess of $300,000 in connection with a "success fee", pursuant to the letter agreement dated October 27, 1998 between RiverHawk Capital Resources and US Intellicom, on account of the merger transaction among U.S. Intellicom, Pre-Cell Solutions and USI Merger Corp. effective April 5, 2000. The complaint was amended to allege that a "success fee" of $2.5 million was owed to RiverHawk Resources. An arbitrator ruled on June 9, 2000 that US Intellicom pay to RiverHawk $374,517 as the success fee, plus expenses for the arbitration proceeding. On July 24, 2000 US Intellicom filed a Response to the claim and an Application to Vacate the Award in Arbitration. In the event of the arbitrators decision being upheld, we will be required to pay to RiverHawk $374,517.

         From time-to-time, we are involved in other legal proceedings incidental to the conduct of our business. We believe that this other litigation, individually or in the aggregate, to which we are currently a party is not likely to have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our security holders during the fiscal quarter ended April 30, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock, $.01 par value per share, began trading on the OTC Bulletin Board under the symbol "TAMP." In December 1998, we changed our trading symbol to "TDCM". The following table sets forth, for the periods indicated, the range of the high and low bid prices for the common stock for the calendar period indicated as reported by the OTC Bulletin Board. The quotes represent "Inter-dealer" prices without mark ups, markdowns or commissions and may not necessarily represent actual transactions. This table gives retroactive effect to reverse stock split at the rate of 1:7 effected December 1998.

                                                     Price Range of
                                                      Common Stock
                                               -------------------------
                                                   High         Low
                                               ------------- -----------
Fiscal Year Ended April 30, 1999:
First Quarter.............................            $ .10      $ .002
Second Quarter............................              .32         .02
Third Quarter.............................             2.25         .12
Fourth Quarter............................             .375         .03

Fiscal Year Ended April 30, 2000:
First Quarter ............................            $ .50       $ .03
Second Quarter............................              .60         .14
Third Quarter ............................              .51        .156
Fourth Quarter............................             7.00        .312

         On August 10, 2000, the last reported bid price of the common stock on the OTC Bulletin Board was $1.375. As of the same date, there were approximately 699 holders of record of the common stock.

         We have not paid any dividends in the past and presently anticipate that earnings, if any, will be retained for the development of our business and that we will not declare dividends on the common stock in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements and general business conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources."

Item 6.  Selected Financial Data

         The following table sets forth our selected consolidated financial data. The selected statement of operations data and balance sheet data for the years ended April 30, 1996, 1997, 1998 and 1999 are derived from our financial statements which have been audited by Vestal & Wiler, P.A., independent certified public accountants. The selected statement of operations data and balance sheet data for the year ended April 30, 2000 are derived from our Consolidated Financial Statements, which have been audited by BDO Seidman, LLP, independent certified public accountants. The financial statements for the years ended April 30, 1996 and 1997 are not presented in this filing. The Selected Consolidated Financial Data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Consolidated Financial Statements and the notes thereto, and the report of our independent certified public accountants, appearing elsewhere herein.

         Selected Statements of Operations Data:

                                                                    Fiscal Year Ended April 30,
                                        --------------------------------------------------------------------------
                                              2000         1999             1998          1997             1996
                                              ----         ----             ----          ----              ---
Revenues                                     358,113        22,936            --              --             --

Gross Margins                                161,940         5,596            --              --             --

Operating expenses                           865,981       108,962          (341)             --             --

Goodwill amortization                        134,038        43,000            --              --             --

Impairment loss                              388,520            --            --              --             --

Operating income (loss)                   (1,092,561)     (103,366)          341              --             --

Interest and other                            14,330            --            --              --             --

Net income (loss)                         (1,240,929)     (146,363)          341              --             --

Net (loss) per common share,
 basic and diluted                             (0.04)        (0.01)           --              --             --

Weighted average number of shares         34,365,210    11,846,985    11,846,985      14,999,623     11,846,985


         Summary Consolidated Balance Sheet Data:
                                                                    Fiscal Year Ended April 30,
                                        --------------------------------------------------------------------------
                                              2000         1999             1998          1997             1996
                                              ----         ----             ----          ----              ---
Working capital (deficit)                   (626,367)     (342,141)           --              --             --

Goodwill, net                             18,331,219     1,480,302            --              --             --

Total assets                              20,245,099     1,493,522            --              --             --

Accumulated deficit                       (2,757,885)   (1,516,956)   (1,370,590)     (1,370,590)    (1,370,931)

Stockholders' equity                      18,182,348     1,139,874            --              --             --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain "forward-looking statements" within the meaning of section 27a of the securities act of 1933, and section 21e of the securities exchange act of 1934. The words "believe," "expect," "anticipate," "estimate," "project," "intend" and similar expressions identify forward-looking statements, which speak only as of the date each such statement was made.

         Forward-looking statements may include, but not be limited to, projections of revenues, income or loss, plans for acquisitions and expansion, integration of new operations, financing needs, industry trends, consumer demand and levels of competition, as well as assumptions relating to these matters. These statements by their nature involve substantial risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those expressed in, contemplated by or underlying any such forward-looking statements. Statements contained in this "management's discussion and analysis of financial condition and results of operations," in "risk factors," in the notes to the financial statements and elsewhere in this report describe factors, among others, that could contribute to or cause such differences.

         The following discussion and analysis regarding our consolidated financial position and consolidated results of operations should be read in conjunction with the financial statements and related notes thereto included elsewhere in this report.

General

         Since 1995, we were inactive but structured to take advantage of business opportunities which management believed would be in the best interest of our shareholders. In December 1998, we acquired Pre-Cell Solutions (a Florida corporation) through the issuance of 32,156,000 shares of our common stock and we changed our name to Pre-Cell Solutions, Inc. In April 2000, we acquired Pre-Paid Solutions and US Intellicom through the issuance of 31,659,127 shares of our common stock. We currently offer prepaid wireless, long distance and local telecommunication products and services through distributors and resellers as well as licensing prepaid wireless technology to other wireless resellers.

Historical Results of Operations

Year ended April 30, 2000 compared to year ended April 30, 1999

         Revenues for the year ended April 30, 2000 were $358,113 up $335,177 from $22,936 for the year ended April 30, 1999. Approximately 43% of this increase, or $143,616, resulted from an increase in revenues of our CLEC business that reported twelve months of operations in the year ended April 30, 2000 as compared to five months of operations in the year ended April 30, 1999. Of the remaining $191,561 of the increase, $75,946 resulted from the acquisition of Pre-Paid Solutions, Inc. and $115,615 resulted from the acquisition of US Intellicom, Inc., both of which occurred in April 2000, the last month of our fiscal year.

         Direct costs for the year ended April 30, 2000 were $196,173 up $178,833 from $17,340 for the year ended April 30, 1999. Of this increase, $131,005 resulted from an increase of our CLEC business that reported twelve months of operations in the year ended April 30, 2000 as compared to five months of operations in the year ended April 30, 1999. The acquisition of Pre-Paid Solutions accounted for $44,561 of the increase and the acquisition of US Intellicom accounted for $22,932 of the increase.

         All other operating expenses increased $757,019 from $108,962 in the year ended April 30, 1999 to $865,981 in the year ended April 30, 2000. The acquisition of Pre-Paid Solutions accounted for $88,378 of the increase and the acquisition of US Intellicom accounted for $201,000 of the increase. The remaining balance of the increase ($467,641) was primarily the result of the increase in corporate overhead as the company emerged from an inactive entity and began to establish the infrastructure necessary to accomplish our strategic business plans.

         In the fiscal year ended April 30, 2000, we recognized an impairment loss of $388,520 in connection with a reduction in the carrying amount of purchased technology that did not exist in the prior fiscal year.

         The amortization of goodwill was approximately $134,000 for the fiscal year ended April 30, 2000 as compared to $43,000 for the year ended April 30, 1999. This increase was the result of an increase in goodwill of approximately $17,000,000 associated with the acquisitions of Pre-Paid Solutions and US Intellicom that occurred in April 2000. This increase reflects only one-month amortization in the current period, which will be in excess of $800,000 annually in future reporting periods.

         Net loss for the year ended April 30, 2000 was $1,240,929 as compared to a loss of $146,366 for the year ended April 30, 1999. This increase in net loss of $1,094,563 is primarily the result of the combined effects of the increased other operating expenses of $757,019, impairment loss of $388,520 and increased goodwill amortization of $91,000 offset by increased revenues as discussed above.

Year ended April 30, 1999 compared to year ended April 30, 1998

         The operating results as reported in our financial statements for the year ended April 30, 1999 are all the result of the acquisition of Pre-Cell Solutions, Inc. (a Florida corporation). Since we had been inactive for the year ended April 30, 1998 there is no comparative analysis for these two periods.

Liquidity and Capital Resources

         For the year ended April 30, 2000, net cash used in operating activities was $1,256,102. This was mainly due to the operating loss for the period. As of April 30, 2000, we had cash of $383,333 and a net working capital deficit of $626,367.

         Net cash provided from investing activities for the year ended April 30, 2000 was $3,504,475. This availability of cash is attributable to the cash that was obtained from the acquired companies of Pre-Paid Solution and US Intellicom, which had $3,581,396 in cash at the date of the business combinations.

         During the year ended April 30, 2000, we used $1,878,547 for debt repayments primarily as a paydown on a line of credit outstanding on US Intellicom at the date of acquisition of approximately $1,600,000.

         Our ability to meet our future obligations in relation to the orderly payment of our recurring, general and administrative expenses on a current basis is dependent on our ability to expand our current customer base, secure and develop new business opportunities and raise additional capital. We are unable to predict how long it may be able to survive without a significant infusion of capital from outside sources and we cannot predict whether such capital infusion, if available, will be on terms and conditions favorable to us.

         The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, absent our ability to execute our plans to expand our current customer base, secure and develop new business opportunities and raise additional capital, we may be able to continue as a going concern, which could significantly impact the liquidation or settlement value of our assets and liabilities.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         None

Item 8.  Financial Statements

         Our consolidated financial statements for the years ended April 30, 2000, 1999 and 1998, and the respective notes thereto, and set forth elsewhere in this report. An index of the financial statements appears in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On July 14, 2000, Vestal & Wiler was dismissed as our independent auditors and replaced with BDO Seidman, LLP. Vestal & Wiler's report on the financial statements for the fiscal years ended April 30, 1997, 1998 and 1999 did not contain any adverse opinion, any disclaimer of opinion, nor has any opinion been qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and subsequent interim periods preceding the change in independent auditors, we had no disagreements with Vestal & Wiler on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Our Board of Directors approved the replacement of Vestal & Wiler with BDO Seidman, LLP.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers.

Name                     Age     Position
----                     ---     --------
Thomas E. Biddix         31      Chief Executive Officer and Chairman
Thomas E. Fricks         52      President and Chief Operating Officer
Harry O. Christenson     56      Chief Financial Officer
Timothy F. McWilliams    37      Executive Vice President  and Director
Mark A. Krentzman        46      Director

         Each director will hold office until their term expires and until his or her successor at an annual meeting of shareholders is elected and qualified or until his or her earlier resignation or removal. Each officer serves at the discretion of the board of directors.

         Thomas E. Biddix. Since December 1998, Mr. Biddix has served as our Chief Executive Officer and Chairman of the Board of Directors and from December 1998 until April 2000 as our President. From May 1997 until December 1998, Mr.

Biddix served as Chief Executive Officer, President and Chairman of the Board of Directors of Pre-Cell Solutions, Inc., a Florida corporation. Since March 1997 Mr. Biddix has served as the Chief Executive Officer, President and Chairman of the Board of Directors of Pre-Paid Solutions. From February 1996 until October 1996, Mr. Biddix was General Manager of Suntree Cellular, Inc., a Florida based AT&T authorized cellular dealer. From March 1994 until June 1996, Mr. Biddix was a real estate salesman for RE/MAX Alternative Realty.

         Thomas E. Fricks. Since April 2000, Mr. Fricks has served as our President and Chief Operating Officer. From June 1999 through March 2000, Mr. Fricks served as the President and Chief Operating Officer of U.S. Intellicom. From March 1997 until April 1999, Mr. Fricks served as a director of PeopleMover, Inc., a software provider for recruiting and staffing companies. From June 1997 until June 1999, Mr. Fricks served as Vice President of North American Operations of LHS Group LLC, a software provider of wireless billing systems. From June 1994 through May 1997, Mr. Fricks served as the Vice President and Chief Information Officer of Norrell, Inc., a temporary staffing company.

         Harry O. Christenson. Since May 2000, Mr. Christenson has served as our Chief Financial Officer. Since October 1997, Mr. Christenson has served as President of Intergra Group International, a Financial Consulting Firm. From February 1995 until September 1997, Mr. Christenson served as Chief Financial Officer and from February 1995 until September 1997 as Chairman of the Board of Directors of Octagon, Inc., a provider of technician services for the nuclear power industry and a government contractor.

         Timothy F. McWilliams. Since April 2000, Mr. McWilliams has served as our Executive Vice President and as a director since December 1998. From December 1998 until April 2000, Mr. McWilliams served as our Chief Operating Officer. From May 1997 until December 1998, Mr. McWilliams served as Chief Operating Officer, Secretary and director of Pre-Cell Solutions, Inc., a Florida corporation. Since March 1997, Mr. McWilliams has served as Chief Operating Officer of Pre-Paid Solutions. From March 1994 until December 1999, Mr. McWilliams served as President of RE/MAX Alternative Realty and RE/MAX II, Florida based real estate brokerages. Since January 1994, Mr. McWilliams has also served as President of Ventana Development Company, Inc. a developer of single family residential developments.

         Mark A. Krentzman. Since April 2000, Mr. Krentzman has served as our director. From December 1998 until July 2000, Mr. Krentzman served as Executive Vice President of VoCall Communication, Inc., a facilities based provider of telecommunications products and services. From August 1996 until November 1998, Mr. Krentzman served as Chief Financial Officer and a director of LifeWeb LLC, a provider of a web enabling software tool for the life insurance industry.

Compliance with Section 16(a) of the Exchange Act

         The Exchange Act requires our executive officers, directors, beneficial owners of more than 10% of a class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission

(the "Commission"). To date we are not in compliance with Section 16(a) of the Exchange Act. Our officers and directors intend to file their forms 3 and 4 as soon as practicable.

Item 11.  Executive Compensation

         The following table summarizes the aggregate compensation paid during each of the years ended April 30, 1998, 1999, and 2000 to our Chief Executive Officer (the "CEO") and to each of our executive officers who had annual compensation in excess of $100,000. The CEO and such other executive officers are sometimes referred to herein as the "Names Executives."

                           SUMMARY COMPENSATION TABLE
                                                                         LONG-TERM
                                                                         COMPENSATION
                                                                         ------------

                                                                         SECURITIES
                                               ANNUAL COMPENSATION       UNDERLYING
NAME AND                                      ----------------------     -----------       ALL OTHER
PRINCIPAL POSITION               YEAR         SALARY($)    BONUS ($)     OPTIONS (#)       COMPENSATION ($)
------------------               ----         ---------    ---------     -----------       ----------------
Thomas E. Biddix                 1998              $0          $0               0                 $0
Chief Executive Officer and      1999         $75,000(1)       $0       4,000,000(3)              $0
Director                         2000        $180,000(2)       $0               0                 $0

(1) Of this amount, $75,000 was accrued
(2) Of this amount, $15,000 was paid and the balance of $165,000 was accrued.
(3) 3,129,221 of these options were redeemed to us in April 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No options were granted to any Named Executive Officers during the fiscal year ended April 30, 2000. However, Thomas E. Biddix, in connection with the acquisition of Pre-Paid Solutions, received options acquire an aggregate of 169,149 shares of our common stock at an exercise price of $ .39 per share and options to acquire an aggregate of 704,788 shares of our common stock at an exercise price on $ .18 per share in exchange for his outstanding options to purchase common stock of Pre-Paid Solutions.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)

         The following table sets forth information concerning the value realized by the Named Executives upon exercise of stock options during the fiscal year ended April 30, 2000, and the value of unexercised stock options held by the Named Executives at April 30, 2000.

                                               NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED IN-THE-MONEY
                                                UNEXERCISED OPTIONS AT FISCAL                 OPTIONS AT
                   SHARES                                YEAR-END (#)                   FISCAL YEAR-END ($) (1)
                   ACQUIRED ON   VALUE                   ------------                   -----------------------
NAME               EXERCISE (#)  REALIZED($) EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----               ------------  ----------  -----------       -------------       -----------       -------------
Thomas E. Biddix   250,000       $250,000      1,494,716                 --         $1,837,574                  --

(1) The dollar value of the unexercised in-the-money options is calculated based upon the difference between the option exercise price and $1.375 per share, being the closing bid price of our common stock on August 10, 2000 as reported by the OTC Bulletin Board.

(2) Of such exercisable options, as of August 10, 2000, 620,779 options were exercisable at $.04 per share, 169,149 options were exercisable at $.39 per share and 704,788 options were exercisable at $.18 per share.

Employment Agreements

         On April 1, 2000, we entered into employment agreements with Thomas E. Biddix, our Chief Executive Officer and a director, and with Timothy F. McWilliams, our Executive Vice-President. The agreements with each of Messrs. Biddix and McWilliams are substantially similar and superseded in their entirety previous employment agreements with each of Messrs. Biddix and McWilliams. The term of the agreements are for three years from April 1, 2000 unless sooner terminated or extended. The annual salary under each of the agreements for Messrs. Biddix and McWilliams is $250,000 and $150,000, respectively.

         The agreements also provide, among other things, for: (i) participation in any employee benefits applicable to our employees and executives, (ii) an automobile allowance and fringe benefits commensurate with the duties and responsibilities of Messrs. Biddix and McWilliams and (iii) contain certain non-disclosure and non-competition provisions. Additionally, Messrs. Biddix and McWilliams may be awarded bonuses by our board of directors.

         Under the terms of the agreements, we may terminate the employment of Mr. Biddix or Mr. McWilliams either with or without cause. If the agreements are terminated by us without good cause, we would be obligated to pay that executive an amount equal to the salary due that executive throughout the remaining term of the agreement. In the event Mr. Biddix or Mr. McWilliams were terminated without cause during the final year of their employment term, we would be obligated to pay that executive an amount equal to the greater of: (i) the salary due the executive through the remaining employment or (ii) the salary due executive for a period of six (6) calendar months. In the event an executive terminates the agreement upon the company materially breaching the provision of the agreement, we would be obligated to pay that executive an amount equal to the salary due executive through the term of employment.

Compensation of Directors

         Our directors are not compensated for their services.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common shares as of July 17, 2000 by
(i) each shareholder known by us to be the beneficial owner of more than 5% of our common shares, (ii) each director of Pre-Cell Solutions, (iii) each executive officer of Pre-Cell Solutions named in the Summary Compensation Table which appears in Item 11, and (iv) all executive officers and directors as a group.

                                                      Shares Beneficially Owned
                                                      -------------------------
Name and Address of Beneficial Owner (1)              Number       Percent (2)
----------------------------------------              ------       -----------
Thomas E. Biddix (3)                                  8,947,542        21.64%
Thomas E. Fricks (4)                                  1,448,533         3.55%
Harry O. Christenson (5)                                369,825             *
Timothy F. McWilliams (6)                             1,891,276         4.61%
Mark A. Krentzman                                             0             *
Ronald Kindland (7)                                   3,195,667         7.89%
Dan Fitzgerald (8)                                    3,545,418         8.61%
Jonathan K. O'Neal (9)                                2,508,000         6.31%
Michael A. Sauter (10)                                2,508,000         6.31%
Executive officers and directors
  as a group (5 persons)                             12,657,176        28.97%
---------------------
* Represents beneficial
ownership of less than 1%.

(1) Unless otherwise noted, the address of each shareholder is our address, which is 385 East Drive, Melbourne, Florida 32904.
(2) Percentage of ownership is based on 39,851,859 shares outstanding as of August 10, 2000. Common shares subject to options currently exercisable or exercisable within 60 days of August 10, 2000 and deemed outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.
(3) This amount includes (i) 3,942,034 shares of common stock held in the name of Thomas E. Biddix TSRLT utd. and (ii) options to acquire an aggregate of 620,779 shares of common stock at an exercise price of $.04 per share, options to acquire an aggregate of 169,149 shares of common stock at an exercise price of $.39 per share and options to acquire an aggregate of 704,788 shares of common stock at an exercise price of $.18 per share. Although all of the aforementioned options have fully vested, all such options are subject to a forbearance agreement, dated April 4, 2000 whereby these options may not be exercised until such time as our authorized shares of common stock are increased by such number of shares that equal or exceed, in the aggregate, all of the shares of common stock issuable upon exercise of the options subject to the forbearance agreement.

(4) This amount includes (i) 171,200 shares of common stock which vest on October 1, 2000 pursuant to a Restricted Stock Grant and (ii) options to acquire an aggregate of 704,000 shares of common stock at an exercise price of $.01 per share and options to acquire an aggregate of 133,333 shares of common stock at an exercise price of $.75 per share. Although the options to acquire the aforementioned 704,000 shares of common stock have fully vested, such options are subject to a forbearance agreement, dated April 4, 2000 whereby these options may not be exercised until such time as our authorized shares of common stock are increased by such number of shares that equal or exceed, in the aggregate, all of the shares of common stock issuable upon exercise of the options subject to the forbearance agreement. Excludes 684,800 shares of common stock granted to Mr. Fricks pursuant to a Restricted Stock Grant, all of which have not yet vested.
(5) This amount includes 150,000 shares of common stock which vest on October 1, 2000 pursuant to a Restricted Stock Grant. Excludes 600,000 shares of common stock granted to Mr. Christenson pursuant to a Restricted Stock Grant, all of which have not yet vested.
(6) This amount includes options to acquire an aggregate of 538,084 shares of common stock at an exercise price of $.04 per share, options to acquire an aggregate of 225,531 shares of common stock at an exercise price of $.35 per share, and options to acquire an aggregate of 422,873 shares of common stock at an exercise price of $.18 per share. Although all of the aforementioned options have fully vested, all such options are subject to a forbearance agreement, dated April 4, 2000 whereby these options may not be exercised until such time as our authorized shares of common stock are increased by such number of shares that equal or exceed in the aggregate all of the shares of common stock issuable upon exercise of the options subject to the forbearance agreement.
(7) This amount includes (i) 2,529,000 shares of common stock owned by Arkay Enterprises (for which Mr. Kindland is the beneficial owner) and (ii) options to acquire an aggregate of 666,667 shares of common stock at an exercise price of $.75 per share. Ronald Kindland's address is 2675 Hazy Hallow Run, Roswell, Georgia 30076.
(8) This amount excludes 899,957 warrants to purchase common stock at an exercise price of $2.80 per share and 422,673 warrants to purchase common stock at an exercise price of $.53 per share. Although all of the aforementioned warrants have fully vested, all such warrants are subject to a forbearance agreement, dated April 4, 2000 whereby these warrants may not be exercised until such time as our authorized shares of common stock are increased by such number of shares that equal or exceed in the aggregate all of the shares of common stock issuable upon exercise of the warrants subject to the forbearance agreement. Mr. Fitzgerald's address is 961 North Street, Greenwich, Connecticut 66831.
(9)   Mr. O'Neal's address is 4260 Edgewater Drive, Kennesaw, Georgia 30144.
(10)  Mr. Sauter's address is 3329 Collier Point, N.E., Dacula, Georgia 30019.

Item 13.  Certain Relationships and Related Transactions

         In December 1998, our Board of Directors approved an amendment to our Certificate of Incorporation to effect a 1 for 7 reverse stock split. All per share data and references to the numbers of shares have been retroactively restated to give effect to the reverse stock split.

         We entered in a share exchange agreement as of December 1, 1998 pursuant to which we acquired all of the issued and outstanding capital stock of Pre-Cell Solutions, Inc., a Florida corporation in exchange for 32,156,000 shares of our common stock. Thomas Biddix, our Chief Executive Officer and Chairman was the sole shareholder of Pre-Cell Solutions, Inc. a Florida corporation.

         Also on December 1, 1998 we entered into an administrative services agreement with Pre-Paid Solutions, Inc., a Florida corporation pursuant to which Pre-Paid Solutions, Inc. performs all of our administrative functions including accounting legal tax compliance and all other administrative functions. Pursuant to the administrative services agreement we paid Pre-Paid Solutions One Thousand Dollars ($1,000) per month. Pre-Paid Solutions is controlled by Thomas Biddix our Chief Executive Officer and Chairman.

         Prior to the commencement of employment, Harry Christenson, our Chief Financial Officer performed consulting services in exchange for 265,625 shares our common stock. The common stock was valued at $83,076.

         On April 4, 2000 we acquired all of the outstanding capital stock of Pre-Paid Solutions, Inc., a Florida corporation and owned by Thomas Biddix (26.6%) and Timothy McWilliams (5.3%), our Chief Executive Officer and Chairman and Executive Vice President and Director respectively, in exchange for 20,219,127 shares of common stock.

         We sublease our corporate headquarters in Melbourne, Florida from Thomas Biddix our Chief Executive Officer and Chairman. Our current rental rate is $4,875 per month.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits and Financial Statement Schedules

            (1)   Financial Statements of the Company are set forth in Part II,
                  Item 8.

            (2)   Exhibits-- (See Index to Exhibits included elsewhere herein.)

     (b) Reports on Form 8-K

               We filed a Report on Form 8-K dated February 2, 2000 disclosing the purchase of all of the issued and outstanding shares of capital stock of Pre-Cell Solutions, Inc., a Florida corporation and the change of auditors from Edward Isaacs & Company LLP to Vestal & Wiler, LLP.

               We filed a Report on Form 8-K/A dated April 7, 2000 amending our disclosure as to the change in our auditors from Edward Isaacs & Company LLP to Vestal & Wiler, LLP.

               We filed a Report on Form 8-K dated April 19, 2000 disclosing the purchases of all of the issued and outstanding shares of capital stock of US Intellicom, Inc. and Pre-Paid Solutions, Inc.

               We filed a report on form 8-K/A dated July 19, 2000 amending the disclosure of the purchases of US Intellicom, Inc. and Pre-paid Solutions, Inc. by providing the required audited and pro forma financial statements in connection with these acquisitions.

               We filed a Report of Form 8-K dated July 14, 2000 disclosing a change in our auditors from Vestal & Wiler, LLP to BDO Seidman, LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PRE-CELL SOLUTIONS, INC.


Date: August 14, 2000                         By: /s/ Thomas E. Biddix
                                                  --------------------
                                                  Thomas E. Biddix
                                                  Chairman of the Board and
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

       Signature                         Title                        Date
       ---------                         -----                        ----

/s/  Thomas E. Biddix        Chairman of the Board and Chief    August 14, 2000
--------------------------   Executive Officer
     Thomas E. Biddix        (Principal Executive Officer)


/s/  Harry O. Christenson    Chief Financial Officer            August 14, 2000
--------------------------   (Principal Accounting and
     Harry O. Christenson    Financial Officer)


/s/  Timothy McWilliams      Director                           August 14, 2000
--------------------------
     Timothy McWilliams


/s/  Mark A. Krentzman       Director                           August 14, 2000
--------------------------
     Mark A. Krentzman

                                  EXHIBIT INDEX

Exhibit
No.                           Exhibit Description
---                           -------------------

2.1 Merger and Reorganization Agreement among Pre-Cell, USI Merger Corp., USI and USI Stockholders (1)

2.2 Merger and Reorganization Agreement among Pre-Cell, Pre-Paid Merger Corp., Pre-Paid and Pre-Paid Stockholders (1)

4.1 Stock Option Agreement for the purchase of 4,000,000 shares between Pre-Cell and Thomas E. Biddix dated December 1, 1998(2)

4.2 Stock Option Agreement for the purchase of 3,000,000 shares between Pre-Cell and Timothy F. McWilliams dated December 1, 1998 (2)

4.3 Stock Option Agreement for the purchase of 100,000 shares between Pre-Cell and Tobin & Reyes, P.A. dated February 2, 2000 (2)

4.4 Consulting Agreement for the purchase of 265,625 shares between Pre-Cell and Harry O. Christenson dated May 4, 1999 (2)

10.1 Share Exchange Agreement between Thomas E. Biddix and Transamerica Petroleum Corporation(3)

10.2 Administrative Services Agreement between Pre-Cell Solutions, Inc., a Florida corporation, and Pre-Paid Solutions, Inc.(3)

10.3 Sublease between Pre-Cell Solutions, Inc., a Florida corporation, and Pre-Paid Solutions, Inc. dated September 1998 (3)

10.4 Employment Agreement between Pre-Cell Solutions, Inc., a Colorado corporation, and Thomas Fricks dated April 1, 2000 (1)

10.5 Employment Agreement between Pre-Cell Solutions, Inc., a Colorado corporation, and Jonathan O'Neal dated April 1, 2000 (1)

10.6 Stock Redemption Agreement between Pre-Cell Solutions, Inc., a Colorado corporation, and Thomas E. Biddix dated April 1, 2000 (1)

10.7 Employment Agreement between Pre-Cell Solutions, Inc., a Colorado corporation, and Thomas E. Biddix dated April 1, 2000 (1)

10.8 Employment Agreement between Pre-Cell Solutions, Inc., a Colorado corporation, and Thomas E. Biddix dated April 1, 2000 (1)

16.1     Letter re: Change in Certifying Accountant (4)

23       Consent of Vestal & Wiler, P.A. *

27       Financial Data Schedule *
--------------------------
*        Filed herewith

         (1) Filed as an exhibit to the Registrant's report on Form 8-K filed April 19, 2000.
         (2) Filed as an exhibit to the Registrant's report on Form S-8 filed March 8, 2000.
         (3) Filed as an exhibit to the Registrant's report on Form 10-K filed February 2, 2000.
         (4) Filed as an exhibit to the Registrant's report on Form 8-K filed July 19, 2000

                    PRE-CELL SOLUTIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

             WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                        For the Year Ended April 30, 2000

                                    CONTENTS

                                                                   Page

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS         F-1

         CONSOLIDATED BALANCE SHEET                                 F-2

         CONSOLIDATED STATEMENT OF OPERATIONS
             AND COMPREHENSIVE (LOSS)                               F-3

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY             F-4

         CONSOLIDATED STATEMENT OF CASH FLOWS                       F-5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Pre-Cell Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Pre-Cell Solutions, Inc. and Subsidiaries ("the Company") as of April 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pre-Cell Solutions, Inc. and subsidiaries as of April 30, 2000, and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has generated only minimal revenue, has incurred significant losses, and has working capital and accumulated deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

As discussed in note 8 to the consolidated financial statements, the Company is a defendant in various legal matters, the ultimate outcomes of which cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the accompanying consolidated financial statements.


                                                /s/ BDO Seidman, LLP

August 3, 2000
New York, New York

                    PRE-CELL SOLUTIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 April 30, 2000

                                     ASSETS

Current assets:
   Cash                                                                              $      383,333
   Restricted cash                                                                          500,000
   Accounts receivable                                                                      272,378
   Inventory                                                                                186,875
   Prepaid expenses                                                                         120,565
                                                                                      -------------
       Total current assets                                                               1,463,151

Furniture, fixtures and equipment, net of
  accumulated depreciation of $7,919                                                        343,175
                                                                                      -------------
Goodwill (net)                                                                           18,331,219
Other assets                                                                                107,554
                                                                                      -------------
       Total assets                                                                   $  20,245,099
                                                                                      =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                      $      31,716
   Accounts payable                                                                         505,847
   Customer deposits                                                                        253,099
   Due to shareholders                                                                      697,027
   Accrued expenses                                                                         601,830
                                                                                      -------------
       Total current liabilities                                                          2,089,518

Commitments and contingencies                                                                 -

Stockholders' equity:
   Preferred stock, $.10 par value; 5,000,000 shares authorized - Common stock, $.01 par value, 45,000,000 shares authorized;
     39,736,859 shares issued and outstanding                                               397,368
   Additional paid in capital                                                            20,519,992
   Accumulated other comprehensive income (loss)                                             (3,894)
   Accumulated deficit                                                                   (2,757,885)
                                                                                      -------------
       Total stockholders' equity                                                        18,155,581
                                                                                      -------------
       Total liabilities and stockholders' equity                                     $  20,245,099
                                                                                      =============


           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    PRE-CELL SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)

                        For the year ended April 30, 2000

Revenues                                                                              $     358,113

Direct costs                                                                                196,173

Other expenses                                                                              865,981

Goodwill amortization                                                                       134,038

Impairment loss                                                                             388,520
                                                                                      -------------
Operating loss                                                                           (1,226,599)

Interest and other expense                                                                   14,330
                                                                                      -------------
Net loss                                                                                 (1,240,929)

Other comprehensive income - foreign currency
  translation adjustments                                                                    (3,894)
                                                                                      -------------
Comprehensive income (loss)                                                           $  (1,244,823)
                                                                                      =============

Basic loss per common share                                                           $        (.04)
                                                                                      =============

Average number of basic common shares outstanding                                        34,365,210
                                                                                      =============

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                                     PRE-CELL SOLUTIONS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          For the year ended April 30, 2000


                                  Common Stock                                      Accumulated
                                 --------------          Additional         Other
                               Number                     Paid-In      Comprehensive     Accumulated
                              of Shares     Amount        Capital           Loss           Deficit          Total
                             ----------  ----------    ------------      ----------     ------------    ------------
Balance April 30, 1999       33,852,730  $  338,527    $  2,318,303      $        -     $ (1,516,956)   $  1,139,874

Common stock issued
  for services                  265,625       2,656          80,420               -                -          83,076

Common stock issued
  for extinguishment
  of debt                       150,000       1,500         448,500               -                -         450,000

Common stock options
  granted for services                                       21,000               -                -          21,000

Common stock retired        (26,440,623)   (264,406)        264,406               -                -               -

Exercise of common
  stock options                 250,000       2,500           7,500               -                -          10,000

Common stock and
  options issued for
  acquisition of USI         11,440,000     114,400       6,186,613               -                -       6,301,013

Common stock and
  options issued
  for acquisition of
  Pre-Paid Solutions         20,219,127     202,191      11,193,250               -                -      11,395,441

Other comprehensive
  loss                                -           -               -          (3,894)               -          (3,894)

Net loss                              -           -               -               -       (1,240,929)     (1,240,929)
                             ----------  ----------    ------------      ----------     ------------    ------------
Balance April 30, 2000       39,736,859  $  397,368    $ 20,519,992      $   (3,894)    $ (2,757,885)   $ 18,155,581
                             ==========  ==========    ============      ==========     ============    ============

           See accompanying summary of significant accounting policies and notes to consolidated financial statements

                    PRE-CELL SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the year ended April 30, 2000

Cash flows from operating activities:
  Net loss                                                                         $    (1,240,929)
     Adjustments to reconcile net loss to net cash
     used in by operating activities:
       Depreciation and amortization                                                       142,953
       Impairment loss - long-lived assets                                                 388,520
       Common stock and options issued for compensation
         and consulting services                                                           104,077
       Translation loss                                                                     (3,894)
       Changes in operating assets and liabilities (net of
         effects of acquisitions):
           Restricted cash                                                                (500,000)
           Accounts receivable                                                               8,801
           Inventory                                                                        (2,932)
           Prepaid expenses and deposits                                                   (95,129)
           Accounts payable and accrued expenses                                           (57,569)
                                                                                   ---------------
         Net cash in operating activities                                               (1,256,102)

Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                                            (79,902)
  Decrease in other assets                                                                   2,981
  Cash acquired in acquisitions                                                          3,581,396
                                                                                   ---------------
         Net cash provided by investing activities                                       3,504,475

Cash flows from financing activities:
  Proceeds from the exercise of common stock options                                        10,000
  Repayment against on notes payable                                                    (1,878,547)
                                                                                   ---------------

         Net cash used in financing activities                                          (1,868,547)
                                                                                   ---------------

Net increase in cash                                                                       379,826

Cash at beginning of year                                                                    3,507
                                                                                   ---------------
Cash at end of year                                                                $       383,333
                                                                                   ===============

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                    PRE-CELL SOLUTIONS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        For the year ended April 30, 2000

NATURE OF BUSINESS

The Company is a telecommunications product and services provider, offering prepaid wireless, long distance and local services through distributors and resellers. Prepaid wireless service allows consumers to acquire wireless access without credit checks or the traditional contracts required for post-paid services. A customer generally purchases a cellular phone and purchases access by paying for service in fixed dollar amounts (e.g. $25 worth of airtime) in advance of using the system. These increments of service can usually be purchased by payment in cash or by approved check or credit card transactions. The transactions eliminate the risk of receivables to the wireless provider. Depending on the particular operator, some prepaid services include an actual card or voucher that contains a prepaid account number used by the subscriber to initiate access and add more airtime. Once subscribers begin using prepaid airtime, their accounts are debited in real time. Each time a call is made the system checks to ensure that the account contains available credit. When the account has been depleted, subscribers are denied service and must replenish their accounts. Through its wholly owned subsidiary, US Intellicom, Inc., the Company provides wireless technology for use by airtime carriers and resellers. US Intellicom has developed a proprietary handset-based technology that allows a consumer to load minutes of prepaid airtime into a cellular phone directly from the handset. The Company also provides customers local exchange and domestic and international long distance telecommunication services through its wholly owned subsidiary Pre-Cell Solutions, Inc., a Florida corporation.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Pre-Cell Solutions, Inc. and its wholly owned subsidiaries, Pre-Cell Solutions (Florida), Inc., Pre-Paid Solutions (Florida), Inc., Pre-Paid Solutions (Canada), Inc. and US Intellicom, Inc. (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of Pre-Paid Solutions (Canada), Inc. were translated into U. S. dollars using the appropriate year-end rates for the balance sheet and the average rates during the periods for the statements of operations.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates include amounts for litigation, income taxes and amortization period of goodwill.

CASH

Cash consists of bank deposits, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash.

INVENTORIES

Inventories consisting primarily of cellular phone handsets and accessories are valued at the lower of first-in, first-out (FIFO) cost or market.

LONG-LIVED ASSETS

Long-lived assets are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to seven years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is the amount by which the carrying value of the asset exceeds its fair value. As a result, the Company has taken a charge during the fourth quarter of 2000 in the amount of $388,520 (see Note 3).

                    PRE-CELL SOLUTIONS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        For the year ended April 30, 2000

Expenditures for repairs and maintenance are charged to operations as incurred.

GOODWILL

The excess of purchase price over the fair value of the net assets acquired in a business combination is accounted for as goodwill, which is being amortized over twenty years utilizing the straight-line method.

REVENUE RECOGNITION

Revenue from the sale of cellular phones and accessories is recognized upon shipment to independent distributors and dealers. Revenue from the resale of prepaid cellular airtime is recognized when the consumer has implemented the purchased code and resets the individual cellular phone unit meter. Technology license income related to the individual cellular phone sets is recognized at the time of shipment to the distributor or dealer. Continuing per unit royalties are recognized when the consumer has implemented the related purchased code and reset the individual cellular phone unit meter.

ADVERTISING COSTS

Advertising costs are charged to operations as incurred. Advertising expense for the year ended April 30, 2000 totaled approximately $9,857.

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Measurement of deferred income tax is based on enacted tax rates and laws that will be in effect when the differences are expected to reverse, with the measurement of deferred income tax assets being reduced by a valuation allowance when realization of deferred tax assets cannot be considered more likely than not.

                     PRE-CELL SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended April 30, 2000

1.   ACQUISITIONS

     During 2000, the Company acquired 100% of the outstanding stock of two entities. Immediately prior to these acquisitions, 26,440,623 shares of the Company's common stock were redeemed in order to facilitate the acquisitions.

     US Intellicom, Inc.

     On April 4, 2000 (the "Closing Date"), Pre-Cell Solutions, Inc. ("Pre-Cell"), USI Merger Corp., a Georgia corporation and wholly-owned subsidiary of Pre-Cell ("USI Merger Subsidiary"), US/Intellicom, Inc., a Georgia corporation ("USI") and Ronald I. Kindland and each of the other stockholders of USI ("USI Stockholders") executed a Merger And Reorganization Agreement ("USI Merger Agreement"), pursuant to which USI merged ("USI Merger") with and into USI Merger Corp.

     In connection with the USI Merger, Pre-Cell issued an aggregate of 11,440,000 shares of Pre-Cell common stock to the stockholders of USI determined on the basis of a negotiated value of the business and proprietary technology developed by USI and the market value of Pre-Cell's common stock. Under the terms of the agreement, the holders of USI common stock were issued 8.8 shares of Pre-Cell common stock in exchange for each share of USI common stock. In connection with the acquisition and as a condition of closing, Pre-Cell established an option pool in the aggregate of 2,133,333 shares of common stock whereby certain stockholders of USI that had guaranteed USI's line of credit shall, until December 31, 2000, have the right to acquire Pre-Cell common stock. As these options are exercised the shareholder guarantees are released and the amount available under the USI line of credit is reduced by a corresponding amount. Additionally, all outstanding options to purchase USI shares became fully vested and were automatically converted into options to purchase Pre-Cell shares on a basis of 8.8 Pre-cell shares for each USI share entitled to be purchased under the USI options, at the per share price equal to the quotient of (i) the price contained in the USI options, divided by (ii) 8.8.

     Pre-Paid Solutions

     On the Closing Date, Pre-Cell, Pre-Paid Acquisition Corp., a Florida corporation and wholly-owned subsidiary of Pre-Cell ("Pre-Paid Merger Subsidiary"), Pre-Paid Solutions, Inc., a Florida corporation ("Pre-Paid") and Thomas E. Biddix and each of the other stockholders of Pre-Paid ("Pre-Paid Stockholders") executed a Merger And Reorganization Agreement ("Pre-Paid Merger Agreement"), pursuant to which Pre-Paid was merged ("Pre-Paid Merger") with and into Pre-Paid Acquisition Corp.

     In connection with the Pre-Paid Merger, Pre-Cell issued an aggregate of 20,219,127 shares of Pre-cell common stock to the stockholders of Pre-Paid determined on the basis of a negotiated value of the business and certain contracts of Pre-Paid and the market value of Pre-Cell's common stock. Under the terms of the agreement, the holders of Prepaid common stock were issued 2.81915 shares of Pre-Cell common stock in exchange for each share of Prepaid common stock. Additionally, all outstanding options and warrants to purchase Pre-Paid shares became fully vested and were automatically converted into options and warrants to purchase Pre-Cell shares on a basis of 2.81915 Pre-Cell shares for each Pre-Paid share entitled to be purchased under the Pre-Paid options, at the per share price equal to the quotient of
     (i) the price contained in the Pre-Paid options and warrants, divided by
     (ii) 2.81915.

     The acquisitions described above were accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The costs of the acquisitions have been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the purchase prices over the fair values of the net assets acquired was approximately $16,985,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the closing date. Following are the Company's unaudited proforma results for 2000 assuming the acquisitions occurred on May 1, 1998:

                     PRE-CELL SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended April 30, 2000

                                                          2000           1999

     Net revenues                                   $ 4,417,281    $ 2,121,118

     Net loss                                        (3,928,714)    (3,504,491)

     Basic and diluted net loss per common share           (.10)          (.09)

     Weighted average outstanding shares             39,148,838     39,071,234

     The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

2.   GOING CONCERN

     The accompanying consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained a cumulative net loss of approximately $2,800,000 through April 30, 2000 and had a working capital deficiency and accumulated deficit of approximately $600,000 and $2,800,000, respectively, at April 30, 2000. The financial statements do not include any adjustments that might result from the Company's inability to operate as a going concern.

     Management's plans include the expansion of its prepaid cellular services through continued growth in its distributor and dealer customer base and acquisition of additional prepaid dial tone phone service areas to build the volumes necessary to improve operating results.

     Continuation of the Company as a going concern is dependent on its ability to achieve profitable operations by increased revenues through its distributor and dealer networks. In addition, the Company is pursuing additional equity or debt financing in an effort to improve working capital.

3.   IMPAIRMENT LOSS

     After the acquisition of USI and Pre-Paid, the Company decided to utilize the technology developed, owned and operated by USI for the management of prepaid cellular phone service in place of the technology owned by Pre-Paid but operated by a third party. Based on this decision, the value of the technology After owned by Pre-Paid was determined to be impaired and accordingly was written down to its fair value of approximately $21,000. This amount was the estimated amount that would be recovered through the remaining contracts that would continue to use the Pre-Paid technology.

4.   LINE OF CREDIT

     The Company has a line-of-credit available under which it may borrow up to $1,600,000 at an interest rate of 2.30% over the lender's commercial paper rate. Additionally, the Company is required to pay an additional 10% in interest expense ($5,598 for the year ended April 30, 2000) to the guarantors of the debt based on the average line-of-credit balance for the period, in which the guarantors are at risk. At April 30, 2000, there were no borrowings under the line. The line expires on November 30, 2000.

                     PRE-CELL SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended April 30, 2000


5.   NOTES PAYABLE

     Notes payable consist of the following:

     Equipment purchase obligations, due monthly,
       interest at 14.25% to 14.64%                                 $    317
     Installment note payable to vendor due monthly,
       interest at 15.25%                                             31,399
                                                                    --------
     Less current maturities                                        $(31,716)
                                                                    ========

6.   ACCRUED EXPENSES

     Accrued expenses consist of the following:
     Accrued claim (see Note 8)                                     $380,000
     Accrued interest                                                101,004
     Accrued compensation                                            108,052
     Accrued other                                                    12,774
                                                                    --------
                                                                    $601,830
                                                                    ========

7.   INCOME TAXES

     There was no income tax expense/benefit for the Company for the year ended Apri 30, 2000.

     Following is a reconciliation of the expected income tax benefit to the amount based on the U.S. statutory rate of 34% for the year ended April 30, 2000:

     Income tax benefit based on U.S. statutory rate                 (423,239)
     Goodwill amortization                                             21,761
                                                                    ---------
     Current year addition to the valuation allowance                (401,478)

     Provision for income taxes                                     $       -
                                                                    =========

     The components of deferred tax assets and liabilities are comprised of the following at April 30, 2000:

                     PRE-CELL SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended April 30, 2000


     Deferred tax assets:
         Net operating loss carryforwards                   $  1,303,000
         Stock and stock options issued for services              10,800
         Allowance for doubtful accounts                           5,200
         Accrued compensation and vacation                       221,300
         Furniture, fixtures and equipment                       143,700
                                                            ------------
     Gross deferred income tax assets                          1,684,000
     Valuation allowance                                       1,684,000
                                                            ------------
     Net deferred tax assets                                           -
                                                            ============
     At April 30, 2000, the Company has approximately $3,500,000 of net operating loss carryforwards, which expire between 2018 and 2020. The Tax Reform Act of 1986 enacted a complex set of rules (Section 382) limiting the potential utilization of net operating loss carryforwards in periods following a corporate "ownership change". In general, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5%stockholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three year testing period. Although a comprehensive evaluation has not yet been performed, it is likely that due to prior shifts in ownership (Pre-Cell Solutions, Inc. (Florida) merger) and current shifts in ownership (Pre-Paid Solutions, Inc. and US Intellicom, Inc. mergers), the Company's ability to utilize its net operating loss carryforwards could be severely limited.

     The valuation allowance increased by $1,409,000 in the current year, of which $964,000 represents the net operating loss carryforwards acquired through Pre-Paid. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The recognition of any future tax benefits resulting from the net operating loss carryforwards acquired will reduce any goodwill related to the acquisition of Pre-Paid remaining at the time of such reduction.

8.   COMMITMENTS AND CONTINGENCIES LEASES

     The Company conducts its operations from leased facilities in Georgia, Florida and Canada. In addition it leases various computers and telephone equipment. These leases are classified as operating leases and expire on various dates through 2003.

     As of April 30, 2000 future minimum lease payments under the operating leases are:

     2001                                                       $ 135,901
     2002                                                         133,587
     2003                                                         123,870
     2004                                                         120,426
     2005                                                          66,000
                                                                   ------
                                                                $ 579,784

     Rent expense for the year ended April 30, 2000 totaled approximately
     $43,600.

                     PRE-CELL SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended April 30, 2000


     EMPLOYMENT AGREEMENTS
     The Company has employment agreements with its executive officers. The agreements cover a three-year period beginning April 1, 2000 and are terminable for cause by either party. They also include provisions for discretionary bonuses and in one instance an incentive bonus for product development. Certain of the agreements provide for the grant of a total of 1,606,000 shares of the Company's stock. The shares vest 20% on October 1, 2000, 30% on January 1, 2001 with the remaining 50% on April 1, 2001. The Company has accrued compensation of $26,767 during the year as a result of the stock grants. The remaining compensation expense of $776,233 as a result of the stock grants will be recognized in 2001 as they become fully vested. The agreements include a covenant against competition with the Company and prohibit divulgence of confidential information.

     LETTER OF CREDIT
     The Company is contingently liable under the terms of a letter of credit of up to $500,000 issued to secure credit from certain of its suppliers of cellular phone airtime. The letter of credit is secured by a $500,000 certificate of deposit. As of April 30, 2000 there were no claims against the letter of credit.

     LITIGATION
     On September 21, 1999, the two subsidiaries acquired during April 2000 were named as defendants in two lawsuits alleging patent infringement arising out of having made, used, offered for sale and/or sold in the United States products which infringe one or more claims of Patent No. 5,631,947 and Patent No. 5,577,100. The claims for monetary damages are undisclosed. While any litigation or investigation has an element of uncertainty, in the opinion of management and legal counsel, there is no reasonable probability at present of any substantial liabilities arising out of this matter.

     An action was brought against US Intellicom, Inc. (USI), a subsidiary of the Company, by RiverHawk Capital Resources, Inc., an affiliate of Riverhawk Holdings, Inc. (RiverHawk) before the American Arbitration Association, claiming that it is entitled to a "success" fee in connection with a letter agreement between the parties. On June 9, 2000 the Arbitrator found that RiverHawk was entitled to a success fee of $374,517, plus one-half of the costs and expenses of arbitration. The Company has accrued $380,000 at April 30, 2000 and adjusted the purchase price of the acquisitions discussed in Note 1. However, USI has filed a Motion to Vacate the Decision of the Arbitrator.

9.   STOCK OPTIONS

     Prior to the May 1, 1999 the Board of Directors of the Company granted to certain officers of the Company options to purchase shares of common stock of the Company. These options were granted at the estimated fair market value or above and were 100% vested at the time of grant. During the current period the Company granted options to a supplier of professional services and exchanged 3,893,860 options of the Company for outstanding options of the acquired companies. At the same time, the Company granted 2,133,331 options to certain guarantors of one of the acquired company's debt to Merrill Lynch which allows them to purchase stock in the Company equal to the amount of debt that has been guaranteed.

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options issued to employees. Accordingly, no compensation cost has been recognized for options granted to employees at exercise prices that equal or exceed the market price of the Company's common stock at the date of grant. Options granted at exercise prices below market prices are recognized as compensation cost measured as the difference between market price and exercise price at the date of grant. Through April 30, 2000 no compensation cost has been recognized.

     As to the exchange of options during the current period, the Company recognized, as part of the purchase price of the acquired companies (see
     Note 1), the fair value of the options issued and the options issued to the guarantors. The compensatory value of options granted to the supplier of $21,000 was recorded as an expense in the current period.

                     PRE-CELL SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended April 30, 2000


     The following table summarizes the stock option activity for the year ended April 30, 2000:

                                                                                Weighted
                                                                    Weighted    Average
                                                                    Average       Fair
                                                                    Option       Market
                                                     Shares          Price        Value
                                                     ------          -----        -----
     Outstanding, April 30, 1999                   7,000,000
     Granted to supplier                             100,000        $  .44       $  .21
     Conversion of Pre-Paid Solutions options      2,133,860           .26          .30
     Conversion of US Intellicom options           1,760,000           .31          .32
     Issuance of US Intellicom debt guaranty
         options                                   2,133,331           .75       $  .01
     Retired                                      (5,476,137)          .04
     Exercised                                      (250,000)          .04
                                                 ------------
     Outstanding, April 30, 2000                   7,401,054
                                                  ==========

     At April 30, 2000 a total of 3,767,517 options were exercisable at a weighted average exercise price of $.61 and 3,633,537 options are subject to a forbearance agreement under which the option holders have agreed not to exercise any of their options until the Company has increased its total number of authorized common shares.

     The following table summarizes information about stock options outstanding and exercisable at April 30, 2000.

                                   Options Outstanding                            Options Exercisable
                         --------------------------------------------           --------------------------
                                        Weighted          Weighted               Weighted        Weighted
         Range of                        Average           Average                Average         Average
         Exercise         Exercise      Exercise          Remaining               Number         Exercise
           Price         Outstanding      Price             Life                Exercisable        Price
           -----         -----------      -----             ----                -----------        -----
     $ 0.01 to $ 0.18      3,457,524      $  0.08        6.8 years                 352,000        $  0.01
     $ 0.35 to $ 0.44      1,106,199      $  0.37        3.7 years                 711,519        $  0.37
     $ 0.75                2,837,331      $  0.75        3.0 years               2,703,998        $  0.75
                           ---------      -------                                ---------        -------
                           7,401,054      $  0.38                                3,767,517        $  0.61
                           =========      =======                                =========        =======

     As soon as the Company has increased the number of it's authorized common shares all of the outstanding options will be exercisable.

10.  STOCK WARRANTS

     At  April  30,  2000,   the  Company  had  the  following   stock  warrants
     outstanding:

                                              Number of
               Expiration                     Underlying           Exercise
                  Date                         Shares               Price
                  ----                         ------               -----
         September 28, 2004                   2,819,153          $    .53
         April 3, 2003                        3,509,832          $   2.80
                                              ---------
                                              6,328,985
                                              =========

                     PRE-CELL SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended April 30, 2000


     At April 30, 2000, all of the warrants were fully vested. However, they were subject to a forbearance agreement whereby the warrant holders have agreed not to exercise any warrants until the Company has increased its total number of authorized common shares.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Certain supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:

     Cash paid for interest for the year                       $    9,082

     Common stock issued for extinguishment of debt            $  450,000
     Common stock issued for services                          $   83,076
     Common stock options granted for services                 $   21,000

     In addition to the above non-cash items, the following is a summary of non-cash transactions entered into for the acquisitions listed in Note 1:

     Common stock and stock options issued as
       consideration                                         $ 17,696,454
                                                             ------------

     Accounts receivable acquired                                 278,179
     Inventory acquired                                           183,941
     Prepaid expenses acquired                                     20,436
     Property, plant and equipment acquired                       658,995
     Goodwill acquired                                         16,984,950
     Other asset acquired                                         129,104
                                                             ------------
     Total non-cash acquisition of assets                      18,255,605

     Notes payable assumed                                      2,325,463
     Accounts payable assumed                                   1,002,270
     Accrued liabilities assumed                                  778,014
     Long-term debt assumed                                        34,800
                                                             ------------
     Total non-cash assumption of liabilities                   4,140,547
                                                             ------------
     Net cash acquired                                       $  3,581,396
                                                             ============

12.  RELATED PARTY TRANSACTIONS

     Prior to commencement of employment, the Company received consulting services from the Chief Financial Officer of the Company in exchange for 265,625 shares of common stock. The transaction was valued at $83,076.

     Prior to acquisition, the Company subleased office space from Pre-Paid Solutions, Inc. The agreement called for monthly rental payments of approximately $500. Total rent for the year ended April 30, 2000 approximated $4,400.

     The Company also had an administrative services agreement with Pre-Paid Solutions, Inc. which provided for fees of approximately $1,000 per month. Total fees under this agreement for the year ended April 30, 2000 totaled $9,000.

                     PRE-CELL SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        For the year ended April 30, 2000


13.  SUBSEQUENT EVENTS

     Subsequent to April 30, 2000, the Company entered into an agreement to acquire all of the outstanding shares of Teleconex, Inc., a prepaid local exchange service company in Pensacola, Florida, for 683,333 shares of Pre-Cell common stock plus cash of $160,000. The closing of the transaction is subject to regulatory approval. In addition, the Company has entered into a nonbinding letter of intent to acquire a competitive local exchange company located in San Antonio, Texas. Consummation of the merger remains subject to, among other things, regulatory approval, due diligence, execution of a definitive agreement and the approval by the parties' board of directors.

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