Form 10-Q
period 2000-07-31
PRE CELL SOLUTIONS INC/
filed 2000-09-14
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000
                  --------------------------------------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ___________________

                         Commission file number 0-14978

                                    --------

                            PRE-CELL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           COLORADO                                    84-0751916
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                    385 East Drive, Melbourne, Florida 32904
                    (Address of principal executive offices)
                                  (Zip Code)

                                 (321) 308-2900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _____ No ___X___

Indicate number or shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 1, 2000, 40,130,749 shares of the Registrant's Common Stock were issued and outstanding.

                            PRE-CELL SOLUTIONS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

                Heading                                                    Page
                -------                                                    ----

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements

           Balance Sheet - July 31, 2000 (unaudited) and April 30, 2000......3
           Statements of Operations Three months ended July 31, 2000
             and 1999 (unaudited)............................................4
           Statements of Stockholders Equity- Three months ended
             July 31, 1999 (unaudited).......................................5
           Statements of Cash Flows - Three months ended July 31, 2000 and 1999 (unaudited)............................................6
           Notes to Consolidated Financial Statements........................7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................9

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings................................................11
Item 2.    Changes in Securities............................................11
Item 3.    Defaults Upon Senior Securities..................................12
Item 4.    Submission of Matters to a Vote of Securities Holders............12
Item 5.    Other Information................................................12
Item 6.    Exhibits and Reports on Form 8-K.................................13

SIGNATURES..................................................................14

                                     PART I

Item 1. Financial Statements.

                    Pre-Cell Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                 July 31, 2000          April 30, 2000
                                                                                 -------------          --------------
                                                                                  (Unaudited)
Assets
     Cash ...................................................................... $      199,163          $      383,333
     Restricted cash............................................................        541,000                 500,000
     Accounts receivable........................................................        306,724                 272,378
     Inventory..................................................................        169,278                 186,875
     Prepaid expenses...........................................................        132,822                 120,565
                                                                                 --------------          --------------
         Total current assets...................................................      1,348,988               1,463,151

     Furniture, fixtures and equipment, net.....................................        392,002                 343,175

     Goodwill, net..............................................................     18,098,282              18,331,219
     Other assets...............................................................        101,808                 107,554
                                                                                 --------------          --------------
                                                                                 $   19,941,080          $   20,245,099
                                                                                 ==============          ==============
Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable.............................................................. $       30,701          $       31,716
     Line of credit.............................................................        729,197                      --
     Accounts payable...........................................................        527,980                 505,847
     Customers deposits ........................................................        188,894                 253,099
     Due to stockholders........................................................        755,312                 697,027
     Accrued expenses ..........................................................        687,040                 601,830
                                                                                 --------------          --------------
         Total current liabilities..............................................      2,919,124               2,089,518
                                                                                 --------------          --------------

Commitments and contingencies...................................................             --                      --

Stockholders' equity:
     Preferred stock ...........................................................             --                      --
     Common stock...............................................................        401,307                 397,368
     Additional paid in capital ................................................     20,594,920              20,519,992
     Accumulated other comprehensive gain/(loss)................................          3,425                  (3,894)
     Accumulated deficit .......................................................     (3,977,696)             (2,757,885)
                                                                                 --------------          --------------

Total stockholders' equity .....................................................     17,021,956              18,155,581
                                                                                 --------------          --------------
     ........................................................................... $   19,941,080          $   20,245,099
                                                                                 ==============          ==============

                            See accompanying notes to consolidated financial statements

                                                     Page 3

                    Pre-Cell Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  Three Months Ended July 31,
                                                                                  ---------------------------
                                                                                    2000               1999
                                                                                    ----               ----

Revenues......................................................................  $    653,977       $    17,572

Direct costs..................................................................       251,165            14,323

Other expenses ...............................................................     1,343,371            21,652

Goodwill amortization.........................................................       232,937             8,500
                                                                                ------------       -----------

Operating loss................................................................    (1,173,496)          (26,903)

Interest and other expense ...................................................        46,315                --
                                                                                ------------       -----------

Net loss......................................................................    (1,219,811)          (26,903)

Other comprehensive income - foreign currency translation adjustments.........         7,319                --
                                                                                ------------       -----------

Comprehensive loss............................................................  $ (1,212,492)      $   (26,903)
                                                                                ============       ===========

Basic and diluted loss per common share.......................................  $       (.03)      $        --
                                                                                ============       ===========

Weighted average number of common shares outstanding..........................    39,944,822        33,852,730
                                                                                ============       ===========

                            See accompanying notes to consolidated financial statements

                                     Page 4

                    Pre-Cell Solutions, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                           Common Stock
                                           ------------                          Accumulated
                                       Number                    Additional       Additional
                                        of            Par          Paid-In       Comprehensive  Accumulated
                                      Shares         Value         Capital       Income (loss)    Deficit          Total
                                      ------         -----         -------       ------------     -------          -----
BALANCE, April 30, 2000              39,736,859    $ 397,368   $ 20,519,992      $ (3,894)     $(2,757,885)  $ 18,155,581

Unaudited:
   Common stock issued
       for cash                          88,890          889         65,778             --              --         66,667

   Exercise of common
       stock options                    305,000        3,050          9,150             --              --         12,200

Other comprehensive income                   --           --             --          7,319              --          7,319

Net loss                                     --           --             --             --      (1,219,811)    (1,219,811)
                                     ----------    ---------   ------------      ---------    ------------   ------------
BALANCE, July 31, 2000
   (unaudited)                       40,130,749    $ 401,307   $ 20,594,920      $   3,425    $ (3,977,696)  $ 17,021,956
                                     ==========    =========   ============      =========    ============   ============

                            See accompanying notes to consolidated financial statements

                                     Page 5

                                Pre-Cell Solutions, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                                  Three Months Ended July 31,
                                                                                  ---------------------------
                                                                                    2000               1999
                                                                                    ----               ----
Cash flows from operating activities:
   Net (loss).................................................................. $ (1,219,811)     $   (26,903)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization............................................      236,628             8,525
      Translation gain.........................................................        7,319                --
      Changes in operating assets and liabilities:
        Restricted cash........................................................      (41,000)               --
        Accounts receivable....................................................      (34,346)          (2,807)
        Inventory..............................................................       17,597                --
        Prepaid expenses and deposits..........................................      (12,257)          (2,000)
        Accounts payable.......................................................      (42,071)            2,753
        Accrued expenses and other liabilities.................................       85,210                67
        Due to stockholders/officers...........................................       58,285            15,000
        Due to related party...................................................           --             9,858
                                                                                ------------      ------------
Net cash provided by (used in) operating activities............................     (944,447)            4,493
                                                                                ------------      ------------
Cash flows from investing activities:
   Purchase of property and equipment..........................................      (52,519)          (5,000)
   Decrease in other assets....................................................        5,746                --
                                                                                ------------      ------------
Net cash used in investing activities..........................................      (46,773)          (5,000)
                                                                                ------------      ------------

Cash flows from financing activities:
   Proceeds from the sale of common stock and exercise of options..............       78,867                --
   Advances on note payable ...................................................      729,197                --
   Repayment on note payable ..................................................       (1,016)               --
                                                                                ------------      ------------
Net cash provided by investing activities......................................      807,048                --
                                                                                ------------      ------------

Net decrease in cash and cash equivalents......................................     (184,172)            (507)
Cash at beginning of period....................................................      383,333               507
                                                                                ------------      ------------
Cash at end of period.......................................................... $    199,163      $         --
                                                                                ============      ============

Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:
   Cash paid for interest for the year......................................... $      3,446


                            See accompanying notes to consolidated financial statements

                                     Page 6

                    Pre-Cell Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Pre-Cell Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflect all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet as of April 30, 2000 was derived from the audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

The report of our independent certified public accountants on the Company's 2000 financial statements contained an explanatory paragraph emphasizing that there were substantial doubts about the Company's ability to continue as a going concern.

Note 2 - Acquisitions

During the fiscal year ended April 30, 2000, the Company acquired 100% of the outstanding stock of two entities.

US Intellicom, Inc.
-------------------
On April 4, 2000 (the "Closing Date"), Pre-Cell Solutions, Inc. ("Pre-Cell"), USI Merger Corp., a Georgia corporation and wholly-owned subsidiary of Pre-Cell ("USI Merger Subsidiary"), US/Intellicom, Inc., a Georgia corporation ("USI") and Ronald I. Kindland and each of the other stockholders of USI ("USI Stockholders") executed a Merger And Reorganization Agreement ("USI Merger Agreement"), pursuant to which USI merged ("USI Merger") with and into USI Merger Corp.

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

Pre-Paid Solutions
------------------
On the Closing Date, Pre-Cell, Pre-Paid Acquisition Corp., a Florida corporation and wholly-owned subsidiary of Pre-Cell ("Pre-Paid Merger Subsidiary"), Pre-Paid Solutions, Inc., a Florida corporation ("Pre-Paid") and Thomas E. Biddix and each of the other stockholders of Pre-Paid ("Pre-Paid Stockholders") executed a Merger And Reorganization Agreement ("Pre-Paid Merger Agreement"), pursuant to which Pre-Paid was merged ("Pre-Paid Merger") with and into Pre-Paid Acquisition Corp.

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

The acquisitions described above were accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The costs of the acquisitions have been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the purchase prices over the fair values of the net assets acquired was approximately $16,985,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the closing date. Following are the Company's unaudited pro forma results for the three months ended July 31, 1999 assuming the acquisitions occurred on May 1, 1998:

                                              Three months ended    Year ended
                                                July 31, 1999     April 30, 2000
                                                -------------     --------------
  Net revenues................................. $    667,702       $ 4,417,218

  Net loss.....................................     (431,818)       (3,928,714)

  Basic and diluted net loss per common share..        (.01)              (.10)

  Weighted average outstanding shares..........  39,071,234         39,148,838

The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

Pending acquisitions
--------------------
On August 1, 2000, the Company entered into an agreement to acquire all of the outstanding shares of Teleconex, Inc., a prepaid local exchange service company in Pensacola, Florida, for 683,333 shares of Pre-Cell common stock plus cash of $160,000. The closing of the transaction is subject to regulatory approval. In addition, the Company has entered into a nonbinding letter of intent to acquire a competitive local exchange company located in San Antonio, Texas. Consummation of the merger remains subject to, among other things, regulatory approval, due diligence, execution of a definitive agreement and the approval by the parties' board of directors

Note 3 - Line of credit

The Company has a line-of-credit available under which it may borrow up to $1,600,000 at an interest rate of 2.30% over the lender's commercial paper rate (6.55% at July 31, 2000). The line expires on November 30, 2000, and is guaranteed by certain shareholders.

Note 4 - Accrued expenses

Accrued expenses consist of the following:

          Accrued claim (see Note 5).............................  $ 380,000
          Accrued interest.......................................    112,163
          Accrued compensation...................................    139,725
          Accrued other..........................................     55,152
                                                                  ----------
                                                                   $ 687,040

Note 5 - Commitments and contingencies

Employment agreements
---------------------

The Company has employment agreements with its executive officers. The agreements cover a three-year period beginning April 1, 2000 and are terminable for cause by either party. They also include provisions for discretionary bonuses and in one instance an incentive bonus for product development. Certain of the agreements provide for the grant of a total of 1,606,000 shares of the Company's stock. The shares vest 20% on October 1, 2000, 30% on January 1, 2001 with the remaining 50% on April 1, 2001. The Company has recognized compensation expense of $80,301 during the three months ended July 31, 2000 as a result of the stock grants. The remaining compensation expense of $695,932 as a result of the stock grants will be recognized in fiscal 2001 as they become fully vested. The agreements include a covenant against competition with the Company and prohibit divulgence of confidential information.

Letters of credit
-----------------
The Company is contingently liable under the terms of various letters of credit of up to $541,000 issued to secure credit from certain of its suppliers of cellular phone airtime. The letter of credit is secured by a $541,000 certificate of deposit. As of July 31, 2000 there were no claims against any of the letters of credit.

Litigation
----------
On September 21, 1999, the two subsidiaries acquired during April 2000 were named as defendants in two lawsuits alleging patent infringement arising out of having made, used, offered for sale and/or sold in the United States products which infringe one or more claims of Patent No. 5,631,947 and Patent No. 5,577,100. The claims for monetary damages are undisclosed. While any litigation or investigation has an element of uncertainty, in the opinion of management and legal counsel, there is no reasonable probability at present of any substantial liabilities arising out of this matter.

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

From time-to-time, we are involved in other legal proceedings incidental to the conduct of our business. The Company believes that this other litigation, individually or in the aggregate, to which it is currently a party is not likely to have a material adverse effect on our business, financial condition or results of operations.

Note 6 -  Income taxes

There was no income tax expense/benefit for the Company for the three months ended July 31, 2000.

The Company maintains a valuation allowance to state its deferred tax assets at an estimated net realizable value, this balance at July 31, 2000 was zero due to the uncertainty related to realization of these assets through future taxable income. The recognition of any future tax benefits resulting from the net operating loss carryforwards acquired will reduce any goodwill related to the acquisition of Pre-Paid remaining at the time of such reduction.

Item No. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included in Item 1.

Forward-Looking Statements

This report contains forward-looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of the term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements may include, but not be limited to, projections of revenues, income, or loss, estimates of capital expenditures, plans for future operations, products or services, and financing needs or plans, as well as assumptions relating to the foregoing. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from that set forth in, contemplated by, or underlying the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

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

Historical Results of Operations

Three months ended July 31, 2000 compared to three months ended July 31, 1999

Revenues for the three months ended July 31, 2000 were $653,977 up $636,405 from $17,572 for the three months ended July 31, 1999. Of this increase $27,374 resulted from an increase in revenues of our Prepaid Dialtone business. Of the remaining $609,032 of the increase, $250,131 resulted from the operations of Pre-Paid Solutions, Inc. and $358,901 resulted from the operations of US Intellicom, Inc., both of which occurred in April 2000, the last month of our fiscal year ended April 30, 2000.

Direct costs for the three months ended July 31, 2000 were $251,165 up $236,842 from $14,323 for the three months ended July 31, 1999. Of this increase, $11,518 resulted from an increase of our Direct Dialtone business. The operations of Pre-Paid Solutions accounted for $207,340 of the increase and the operations of US Intellicom accounted for $17,984 of the increase.

Other operating expenses increased $1,321,719 from $21,652 in the three months ended July 31, 1999 to $1,343,371 in the three months ended July 31, 2000. The operations of US Intellicom accounted for $674,913 of the increase and $646,806 resulted from the operations of Pre-Paid Solutions and increases in corporate overhead as we emerged from an inactive entity and continued to establish the infrastructure necessary to accomplish our strategic business plans.

The amortization of goodwill was approximately $233,000 for the quarter ended July 31, 2000 as compared to $8,500 for the quarter ended July 31, 1999. This increase was the result of an increase in goodwill of approximately $17,000,000 associated with the acquisitions of Pre-Paid Solutions and US Intellicom that occurred in April 2000. This increase reflects three months of amortization in the current period, which will be in excess of $800,000 annually.

There was no income tax expense/benefit for the Company for the three months ended July 31, 2000 and 1999.

The Company maintains a valuation allowance to state its deferred tax assets at an estimated net realizable value, this balance at July 31, 2000 was zero due to the uncertainty related to realization of these assets through future taxable income. The recognition of any future tax benefits resulting from the net operating loss carryforwards acquired will reduce any goodwill related to the acquisition of Pre-Paid remaining at the time of such reduction.

Net loss for the three months ended July 31, 2000 was $1,219,811 as compared to a loss of $26,903 for the three months ended July 31, 1999. This increase in net loss of $1,192,908 is primarily the result of the combined effects of the increased other operating expenses of $1,321,719 and increased goodwill amortization of $224,000 offset by approximately $400,000 in increased gross profit margins on revenues.

Liquidity and Capital Resources

For the three months ended July 31, 2000, net cash used in operating activities was $944,447. This was mainly due to the operating loss for the period. As of April 30, 2000, we had cash of $199,163 and a net working capital deficit of $1,570,136.

Net cash provided from financing activities for the three months ended July 31, 2000 was $807,048. This financing of operating losses was provided by borrowing approximately $729,000 on our $1,600,000 line of credit and approximately $79,000 from the sale of our common stock and exercise of options.

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

The Company's audited financial statements for the year ended April 30, 2000 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, absent our ability to execute our plans to expand our current customer base, secure and develop new business opportunities and raise additional capital, we may be unable to continue as a going concern, which could significantly impact the liquidation or settlement value of our assets and liabilities.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 6, 1999 Telemac Cellular Corporation filed suit against US Intellicom, Inc., our wholly owned subsidiary, in the Northern District of California. Telemac Cellular alleges patent infringement arising out of US Intellicom's use of its prepaid cellular software products. Telemac is seeking, among other relief, an undetermined amount of damages. As there are numerous disputed facts and because Telemac has yet to quantify its claim, we cannot provide a range of potential loss.

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

Item 2. Changes in Securities and Use of Proceeds.

Described below are the sales of securities by the Company during the three months ended July 31, 2000 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

In July, 2000, the Company sold 88,890 shares of its common stock for $66,667 to two private investors. Based on the knowledge, experience and economic strength of these investors, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           None.

Item 5. Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit                                     Filed Herewith or Incorporated
  No.   Exhibit Description                 by Reference to:
 ---    -------------------                 -------------------------------
 2.1  Merger and Reorganization            Filed as an exhibit to report on Form
      Agreement among Pre-Cell, USI        8-K filed April 19, 2000
      Merger Corp., USI and USI
      Stockholders

 2.2  Merger and Reorganization            Filed as an exhibit to report on Form
      Agreement among Pre-Cell,            8-K filed April 19, 2000
      Pre-Paid Merger Corp., Pre-Paid
      and Pre-Paid Stockholders

 4.1  Stock Option Agreement for the       Filed as an exhibit to report on Form
      purchase of 4,000,000 shares         S-8 filed March 8, 2000
      between Pre-Cell and Thomas E.
      Biddix dated December 1, 1998

 4.2  Stock Option Agreement for the       Filed as an exhibit to report on Form
      purchase of 3,000,000 shares         S-8 filed March 8, 2000
      between Pre-Cell and Timothy F.
      McWilliams dated December 1, 1998

 4.3  Stock Option Agreement for the       Filed as an exhibit to report on Form
      purchase of 100,000 shares           S-8 filed March 8, 2000
      between Pre-Cell and Tobin &
      Reyes, P.A. dated February 2,
      2000

 4.4  Consulting Agreement for the         Filed as an exhibit to report on Form
      purchase of 265,625 shares           S-8 filed March 8, 2000
      between Pre-Cell and Harry
      Christenson. dated May 4, 1999

10.1  Share Exchange Agreement entered     Filed as an exhibit to report on Form
      into between the Company and         10-K filed February 2, 200
      Pre-Cell Solutions, Inc., a
      Florida corporation.

10.2  Employment Agreement between the     Filed as an exhibit to report on Form
      Company and Thomas Fricks dated      8-K filed April 19, 2000
      April 1, 2000

10.3  Employment Agreement between the     Filed as an exhibit to report on Form
      Company and Jonathan O'Neal dated    8-K filed April 19, 2000
      April 1, 2000

10.4  Stock Redemption Agreement           Filed as an exhibit to report on Form
      between the Company and Thomas E.    8-K filed April 19, 2000
      Biddix dated April 1, 2000

10.5  Employment Agreement between the     Filed as an exhibit to report on Form
      Company and Thomas E. Biddix         8-K filed April 19, 2000
      dated April 1, 2000

10.6  Employment Agreement between the     Filed as an exhibit to report on Form
      Company and Timothy F. McWilliams    8-K filed April 19, 2000
      April 1, 2000

11.1  Statement re Computation of          *
      Earnings Per Share.

27.1  Financial Data Schedule.             Filed herewith.

* Information regarding the computation of loss per share is set forth in the Consolidated Financial Statements.

         (b) Report on Form 8-K

             We filed a Report of Form 8-K dated July 14, 2000 disclosing a change in our auditors from Vestal & Wiler, LLP to BDO Seidman, LLP. We filed a report on Form 8-K/A dated July 19, 2000 amending the disclosure of the purchases of US Intellicom, Inc. and Pre-paid Solutions, Inc. by providing the required audited and pro forma financial statements in connection with these acquisitions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 13, 2000.

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

       Signatures                    Title                          Date
       ----------                    -----                          ----

/s/ Thomas E. Biddix           President and                September 14, 2000
--------------------        Chief Executive Officer
Thomas E. Biddix

/s/ Harry Christenson       Chief Financial Officer         September 14, 2000
---------------------       (Principal Accounting
Harry Christenson           and Financial Officer)