Form 10-Q
period 2000-10-31
PRE CELL SOLUTIONS INC/
filed 2000-12-15
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

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

As of December 1, 2000, 42,528,189 shares of the Registrant's Common Stock were issued and outstanding.

                            PRE-CELL SOLUTIONS, INC.
                                    Form 10-Q

                                TABLE OF CONTENTS

                           Heading                                          Page

PART I. FINANCIAL STATEMENTS
Item 1. Consolidated Financial Statements
        Balance Sheet - October 31, 2000 (unaudited) and April 30, 2000........3
        Statements of Operations - Three and six months ended October
          31, 2000 and 1999 (unaudited)........................................4
        Statements of Stockholders' Equity - Six months ended October
          31, 2000 (unaudited).................................................5
        Statements of Cash Flows - Six months ended October 31, 2000 and 1999 (unaudited).................................................6
        Notes to Consolidated Financial Statements.............................7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................10

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings..................................................12
Item 2.    Changes in Securities..............................................12
Item 3.    Defaults Upon Senior Securities....................................13
Item 4.    Submission of Matters to a Vote of Securities Holders..............13
Item 5.    Other Information..................................................13
Item 6.    Exhibits and Reports on Form 8-K...................................13

SIGNATURES....................................................................14

                                     PART I

Item 1. Financial Statements.

                    Pre-Cell Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                               October 31, 2000         April 30, 2000
                                                                               ----------------         --------------
                                                                                  (Unaudited)
Assets
     Cash ....................................................................  $        99,016          $      383,333
     Restricted cash..........................................................          466,000                 500,000
     Accounts receivable, net.................................................          577,390                 272,378
     Inventory................................................................          265,975                 186,875
     Prepaid expenses and other..............................................            74,500                 120,565
                                                                                ---------------          --------------
         Total current assets..................................................       1,482,881               1,463,151

     Furniture, fixtures and equipment, net...................................          477,462                 343,175

     Goodwill, net..............................................................     19,678,951              18,331,219
     Other assets...........................................................              9,464                 107,554
                                                                                ---------------          --------------
                                                                                $    21,648,758          $   20,245,099
                                                                                ===============          ==============

Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable............................................................. $       183,491          $       31,716
     Accounts payable..........................................................       1,236,041                 505,847
     Customers deposits ......................................................          122,266                 253,099
     Due to stockholders.......................................................       1,066,199                 697,027
     Accrued expenses .........................................................         709,814                 601,830
                                                                                ---------------          --------------
         Total current liabilities..............................................      3,317,811               2,089,519
                                                                                ---------------          --------------

Stockholders' equity:
     Preferred stock ......................................................                  --                      --
     Common stock...............................................................        425,281                 397,368
     Additional paid in capital ..................................................   23,614,898              20,519,992
     Accumulated other comprehensive gain/(loss)...............................          20,321                 (3,894)
     Accumulated deficit ........................................................    (5,729,553)             (2,757,885)
                                                                                ---------------          --------------
Total stockholders' equity .......................................................   18,330,947              18,155,581
                                                                                ---------------          --------------
                                                                                $    21,648,758          $   20,245,099
                                                                                ===============          ==============

           See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended October 31,       Six Months Ended October 31,
                                                ------------------------------       ----------------------------
                                                     2000              1999             2000              1999
                                                     ----              ----             ----              ----
Revenues...................................   $     1,759,084  $         53,427   $   2,413,061  $        70,999

Direct costs..............................            959,138            57,374       1,210,303           71,697

Other expenses ............................         2,317,163           132,132       3,660,534          153,784

Goodwill amortization......................           254,565             8,500         487,502           17,000
                                              ---------------  ----------------   -------------  ---------------

Operating loss..............................       (1,171,782)         (144,579)     (2,945,278)        (171,482)

Interest and other expense ..............              (3,029)               --          50,606               --
                                              ---------------  ----------------   -------------  ---------------

Net loss.....................................      (1,768,753)         (144,579)     (2,995,884)        (171,482)

Other comprehensive income - foreign
       currency translation adjustments....            16,896                --          24,215               --
                                              ---------------  ----------------   -------------  ---------------

Comprehensive loss.........................   $    (1,751,857) $       (144,579)  $  (2,971,669) $      (171,482)
                                              ===============  ================   =============  ===============

Basic and diluted loss per common share       $          (.04) $             --   $        (.07) $            --
                                              ===============  ================   =============  ===============
Weighted average number of
       common shares outstanding..............     42,189,152        33,852,730      41,254,235       33,852,730
                                              ===============  ================   =============  ===============

           See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity

                                           Common Stock
                                           ------------                           Accumulated
                                       Number                    Additional          Other
                                        of            Par          Paid-In       Comprehensive  Accumulated
                                      Shares         Value         Capital       Income (loss)    Deficit          Total
                                      ------         -----         -------       ------------     -------          -----
BALANCE, April 30, 2000              39,736,859    $ 397,368   $ 20,519,992     $  (3,894)    $ (2,757,885)  $ 18,155,581

Unaudited:
   Common stock issued
       for cash                       2,133,330       21,333      1,578,667            --               --      1,600,000

   Exercise of common
       stock options                    658,000        6,580         19,740            --               --         26,320

   Contingent stock consideration
       to be issued in connection
       with acquisition                                           1,496,499            --               --      1,496,499

   Other comprehensive income -
       Foreign currency translation
       adjustment                            --           --             --        24,215               --         24,215

   Net loss                                  --           --             --            --       (2,971,668)    (2,971,668)
                                     ----------    ---------   ------------     ----------    ------------   ------------
BALANCE, October 31, 2000
   (unaudited)                       42,528,189    $ 425,281   $ 23,614,898     $   20,321    $ (5,729,553)  $ 18,330,947
                                     ==========    =========   ============     ==========    =============  ============

           See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six Months Ended October 31,
                                                                                  2000               1999
                                                                                  ----               ----
Cash flows from operating activities:
   Net loss.................................................................... $ (2,971,669)     $   (171,481)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization..........................................        554,985            34,100
      Translation gain......................................................          24,215                --
      Changes in operating assets and liabilities (net of effects of acquisition):
        Restricted cash.....................................................          34,000                --
        Accounts receivable.................................................        (278,594)          (21,157)
        Inventory...........................................................         (76,236)               --
        Prepaid expenses and deposits.......................................          49,047            (2,000)
        Accounts payable.....................................................        599,362            33,625
        Accrued expenses and other liabilities...............................         98,179               (76)
        Due to stockholders/officers.......................................            4,088            60,000
        Due to related party...........................................                   --            82,763
                                                                               -------------   ---------------
Net cash provided by (used in) operating activities...........................    (1,962,623)           15,774
                                                                               -------------   ---------------

Cash flows from investing activities:

   Purchase of property and equipment.......................................         (72,563)           (5,000)
   Decrease in other assets...................................................       103,744                --
   Cash acquired in acquisition..............................................         26,802                --
                                                                               -------------   ---------------
Net cash provided by (used in) investing activities..........................         57,983            (5,000)
                                                                               -------------   ---------------

Cash flows from financing activities:

   Proceeds from the sale of common stock and exercise of options.............     1,626,320                --
   Repayment on note payable ..............................................           (5,997)               --
                                                                               -------------   ---------------
Net cash provided by investing activities.....................................     1,620,323                --
                                                                               -------------   ---------------

Net increase (decrease) in cash and cash equivalents..........................      (284,317)           10,774
Cash at beginning of period...................................................       383,333               507
                                                                               -------------   ---------------

Cash at end of period.......................................................   $      99,016   $        11,281
                                                                               =============   ===============


Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:
   Cash paid for interest for the period.....................................  $     101,835   $            --
                                                                               -------------   ---------------

           See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Pre-Cell Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet as of April 30, 2000 was derived from the audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as presented in the Company's annual report on Form 10-K. The report of our independent certified public accountants on the Company's 2000 financial statements contained an explanatory paragraph emphasizing that there were substantial doubts about the Company's ability to continue as a going concern.

Note 2 - Acquisitions

Teleconex

On August 1, 2000, the Company's wholly owned subsidiary, Pre-Cell Solutions, Inc. a Florida corporation ("PCF"), entered into an agreement to acquire all of the outstanding shares of Teleconex, Inc. ("Teleconex"), a prepaid local exchange service company in Pensacola, Florida, for 683,333 shares of Pre-Cell common stock plus cash of $160,000. Additionally, on August 1, 2000 PCF entered into an agreement to manage and control all the operations of Teleconex during the transition period for the customer accounts to be switched from Teleconex to PCF. The final closing of the transaction is subject only to the approval of the Public Utility Commissions Rules and Regulations, which approval is considered probable and is expected to be finalized within the Company's third fiscal quarter ending January 31, 2001. With this effective level of control management has consolidated the operations of Teleconex from August 1, 2000 forward.

The acquisition described above was accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The costs of the acquisitions have been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the purchase prices over the fair values of the net assets acquired was approximately $1,857,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the closing date.

The Teleconex acquisition is not considered significant and, accordingly, pro forma results of operations are not presented.

The transaction was recorded as follows:

         Contingent stock consideration to be issued in connection with acquistion............   1,496,499
         Due to owners........................................................................     160,000
                                                                                               -----------
               Total consideration to be issued...............................................   1,656,499
         Less fair value of assets acquired...................................................    (212,202)
         Liabilities assumed..................................................................     412,662
                                                                                               -----------
         Excess cost of net assets acquired...................................................   1,856,959
                                                                                               ===========

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

In connection with the USI Merger, Pre-Cell issued an aggregate of 11,440,000 shares of Pre-Cell common stock to the stockholders of USI determined on the basis of a negotiated value of the business and proprietary technology developed by USI and the market value of Pre-Cell's common stock. Under the terms of the agreement, the holders of USI common stock were issued 8.8 shares of Pre-Cell common stock in exchange for each share of USI common stock. In connection with the acquisition and as a condition of closing, Pre-Cell established an option pool in the aggregate of 2,133,330 shares of common stock whereby certain stockholders of USI that had guaranteed USI's line of credit shall, until December 31, 2000, have the right to acquire Pre-Cell common stock. The line of credit was paid and closed during the quarter ended October 31, 2000, and the guarantees of certain shareholders were released. Concurrent with the release of the guarantees these shareholders exercised their option to acquire 2,133,330 additional shares of the Company's common stock.

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

Following are the Company's unaudited pro forma results for the six months ended October 31, 1999 and the year ended April 30, 2000 assuming the acquisitions of US Intellicom and Pre-paid Solutions occurred on May 1, 1999:

                                                                Six months ended           Year ended
                                                                 October 30,1999         April 30, 2000
                                                                 ---------------         --------------
     Net revenues..............................................   $ 2,204,314            $ 4,417,218

     Net loss...................................................     (929,399)            (3,928,714)

     Basic and diluted net loss per common share.........                (.02)                  (.10)

     Weighted average outstanding shares.........................  39,071,234             39,148,838

The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

Subsequent event

In addition, the Company has entered into a non-binding letter of intent to acquire Transnational Communications Inc. ("TNT") a competitive local exchange company located in San Antonio, Texas. Consummation of the acquisition remains subject to, among other things, regulatory approval, due diligence, execution of a definitive agreement and the approval by the parties' board of directors. On December 1, 2000 this acquisition was concluded whereby the Company's wholly owned subsidiary, Pre-Cell Solutions, Inc. a Florida corporation ("PCF"), entered into an agreement to acquire all of the outstanding shares of TNT, Inc., for 1,000,000 shares of Pre-Cell common stock. Additionally, on August 1, 2000 PCF entered into an agreement to manage and control all the operations of TNT during the transition period for the customer accounts to be switched from TNT to PCF. The final closing of the transaction is subject only to the approval of the Public Utility Commissions Rules and Regulations, which approval is expected to be finalized within the Company's third fiscal quarter ending January 31, 2001.

Note 3 - Line of credit

The Company had a line-of-credit available under which it could borrow up to $1,600,000 at an interest rate of 2.30% over the lender's commercial paper rate. The line was paid and closed during the quarter ended October 31, 2000, and the guarantees of certain shareholders were released. Concurrent with the release of the guarantees these shareholders exercised their option to acquire 2,133,330 additional shares of the Company's common stock for cash proceeds of $1.6 million.

Note 4 - Accrued expenses

Accrued expenses consist of the following:

                                                                   October 31, 2000       April 30, 2000
                                                                   ----------------       --------------
                      Accrued claim (see Note 5)...................... $ 380,000            $ 380,000
                      Accrued interest.................................    2,618              101,004
                      Accrued compensation...........................    100,517              108,052
                      Accrued other.................................     226,679               12,774
                                                                      ----------          -----------
                                                                       $ 709,814            $ 601,830
                                                                       =========            =========

Note 5 - Commitments and contingencies

Employment agreements

The Company has employment agreements with its executive officers. The agreements cover a three-year period beginning April 1, 2000 and are terminable for cause by either party. They also include provisions for discretionary bonuses and in one instance an incentive bonus for product development. Certain of the agreements provide for the grant of a total of 1,606,000 shares of the Company's stock. The shares vest 20% on October 1, 2000, 30% on January 1, 2001 with the remaining 50% on April 1, 2001. The agreements include a covenant against competition with the Company and prohibit divulgence of confidential information. In October 2000 one of these agreements including 856,000 granted shares of the Company's common stock was amended to provide that the initial vesting periods were extended to February 2001. There was no compensation expense related to this modification. The Company has recognized compensation expense of $187,369 during the six months ended October 31, 2000 as a result of the stock grants. The remaining unvested compensation expense of $588,864 as a result of the stock grant will be recognized in fiscal 2001 as it becomes fully vested.

Letters of credit

The Company is contingently liable under the terms of various letters of credit of up to $466,000 issued to secure credit from certain of its suppliers of cellular phone airtime. The letter of credit is secured by a $466,000 certificate of deposit. As of November 30, 2000 there were no claims against any of the letters of credit.

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

An action was brought against US Intellicom, Inc. (USI), a subsidiary of the Company, by RiverHawk Capital Resources, Inc., an affiliate of Riverhawk Holdings, Inc. (RiverHawk) before the American Arbitration Association, claiming that it is entitled to a "success" fee in connection with a letter agreement between the parties. On June 9, 2000 the Arbitrator found that RiverHawk was entitled to a success fee of $374,517, plus one-half of the costs and expenses of arbitration. The Company has accrued $380,000 at April 30, 2000 and October 31, 2000 and adjusted the purchase price of the USI acquisition discussed in
Note 1. However, USI has filed a Motion to Vacate the Decision of the Arbitrator. If this motion is denied the Company intends to appeal.

From time-to-time, we are involved in other legal proceedings incidental to the conduct of our business. The Company believes that this other litigation, individually or in the aggregate, to which it is currently a party is not likely to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Note 6 - Income taxes

There was no income tax expense/benefit for the Company for the three and six months ended October 31, 2000.

The Company maintains a valuation allowance to state its deferred tax assets at an estimated net realizable value, this balance at October 31, 2000 was zero due to the uncertainty related to realization of these assets through future taxable income. The recognition of any future tax benefits resulting from the net operating loss carryforwards acquired will reduce goodwill.

Item No. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company's consolidated financial position and consolidated results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included in Item 1.

Forward-Looking Statements

This report contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of the term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Results of Operations

Three months ended October 31, 2000 compared to three months ended October 31, 1999

Revenues for the three months ended October 31, 2000 were $1,759,084 up $1,705,657 from $53,427 for the three months ended October 31, 1999. Of this increase $876,701 resulted from an increase in revenues of our Prepaid Dialtone business, which included $867,626 in revenues from the newly acquired Teleconex business. Of the remaining $828,956 of the increase, $182,961 resulted from the operations of Pre-Paid Solutions, Inc. and $645,995 resulted from the operations of US Intellicom, Inc., both of which were acquired in April 2000.

Direct costs for the three months ended October 31, 2000 were $959,138 up $901,764 from $57,374 for the three months ended October 31, 1999. Of this increase, $692,707 resulted from an increase of our Direct Dialtone business. The operations of Pre-Paid Solutions accounted for $195,991 of the increase and the operations of US Intellicom accounted for $13,066 of the increase.

Other operating expenses increased $2,185,031 from $132,132 in the three months ended October 31, 1999 to $2,317,163 in the three months ended October 31, 2000. The operations of US Intellicom accounted for $948,356 of the increase, the operations of Teleconex accounted for $186,637 of the increase and $1,050,038 resulted from the operations of Pre-Paid Solutions and increases in corporate overhead as we emerged from an inactive entity and continued to establish the infrastructure necessary to accomplish our strategic business plans.

The amortization of goodwill was $254,565 for the quarter ended October 31, 2000 as compared to $8,500 for the quarter ended October 31, 1999. This increase was the result of an increase in goodwill of approximately $16,985,000 associated with the acquisitions of Pre-Paid Solutions and US Intellicom that occurred in April 2000 and approximately $1,857,000 associated with the acquisition of Teleconex effective August 1, 2000. This increase reflects three months of amortization in the current period, which will be in excess of $1,018,000 annually.

There was no income tax expense/benefit for the Company for the three months ended October 31, 2000 and 1999.

The Company maintains a valuation allowance to state its deferred tax assets at an estimated net realizable value, this balance at October 31, 2000 was zero due to the uncertainty related to realization of these assets through future taxable income. The recognition of any future tax benefits resulting from the net operating loss carryforwards acquired will reduce goodwill.

Net loss for the three months ended October 31, 2000 was $1,768,753 as compared to a loss of $144,579 for the three months ended October 31, 1999. This increase in net loss of $1,624,174 is primarily the result of the combined effects of the increased other operating expenses of $2,185,163 and increased goodwill amortization of $246,065 offset by approximately $803,893 in increased gross profit margins on revenues.

Six months ended October 31, 2000 compared to six months ended October 31, 1999

Revenues for the six months ended October 31, 2000 were $2,413,061 up $2,342,062 from $70,999 for the six months ended October 31, 1999. Of this increase $833,076 resulted from an increase in revenues of our Prepaid Dialtone business, which included $867,626 in revenues from the newly acquired Teleconex business, offset by a reduction of $34,550 from the Company's historical Dialtone subscriber base. Of the remaining $1,508,986 of the increase, $504,090 resulted from the operations of Pre-Paid Solutions, Inc. and $1,004,896 resulted from the operations of US Intellicom, Inc., both of which were acquired in April 2000.

Direct costs for the six months ended October 31, 2000 were $1,210,303 up $1,138,606 from $71,697 for the six months ended October 31, 1999. Of this increase, $632,528 resulted from an increase of our Direct Dialtone business. The operations of Pre-Paid Solutions accounted for $475,027 of the increase and the operations of US Intellicom accounted for $31,050 of the increase.

Other operating expenses increased $3,506,750 from $153,784 in the six months ended October 31, 1999 to $3,660,534 in the six months ended October 31, 2000. The operations of US Intellicom accounted for $1,515,091 of the increase, the operations of Teleconex accounted for $186,637 of the increase and $1,805,022 resulted from the operations of Pre-Paid Solutions and increases in corporate overhead as we emerged from an inactive entity and continued to establish the infrastructure necessary to accomplish our strategic business plans.

The amortization of goodwill was $487,502 for the six months ended October 31, 2000 as compared to $17,000 for the six months ended October 31, 1999. This increase was the result of an increase in goodwill of approximately $16,985,000 associated with the acquisitions of Pre-Paid Solutions and US Intellicom that occurred in April 2000 and approximately $1,857,000 associated with the acquisition of Teleconex effective August 1, 2000. This increase reflects six months of amortization in the current period, which will be in excess of $1,018,000 annually.

There was no income tax expense/benefit for the Company for the six months ended October 31, 2000 and 1999.

The Company maintains a valuation allowance to state its deferred tax assets at an estimated net realizable value, this balance at October 31, 2000 was zero due to the uncertainty related to realization of these assets through future taxable income. The recognition of any future tax benefits resulting from the net operating loss carryforwards acquired will reduce goodwill.

Net loss for the six months ended October 31, 2000 was $2,995,883 as compared to a loss of $171,482 for the six months ended October 31, 1999. This increase in net loss of $2,824,401 is primarily the result of the combined effects of the increased other operating expenses of $3,506,750 and increased goodwill amortization of $470,502 offset by $1,203,457 in increased gross profit margins on revenues.

Liquidity and Capital Resources

For the six months ended October 31, 2000, net cash used in operating activities was $1,962,623. This was mainly due to the operating loss for the period. As of October 31, 2000, we had cash of $99,016 and a net working capital deficit of $1,834,930.

Net cash provided from financing activities for the six months ended October 31, 2000 was $1,620,323. The financing of operating losses was provided by approximately $1,626,320 from the sale of our common stock.

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

Item 2. Changes in Securities and Use of Proceeds.

Described below are the sales of securities by the Company during the six months ended October 31, 2000 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

In July 2000, the Company sold 88,890 shares of its common stock for $66,667 to two private investors. Based on the knowledge, experience and economic strength of these investors, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

In August and September 2000, the Company sold 2,044,440 shares of its common stock for $1,533,333 to seventeen private investors. Based on the knowledge, experience and economic strength of these investors, the Company believes this transaction was exempt from registration with the Commission under Section 4(2) of the Securities Act of 1933.

 Item 3. Defaults Upon Senior Securities.

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           None.

Item 5. Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit                                           Filed Herewith or Incorporated
No.   Exhibit Description                         by Reference to:
---   -------------------                         ------------------------------
2.3   Agreement and plan of merger among          Filed herewith.
      Pre-Cell Solutions, a Colorado corporation,
      Pre-Cell Solutions, a Florida corporation,
      Teleconex, Inc.and Teleconex Stockholders

2.4   Services Agreement among Pre-Cell           Filed herewith
      Solution, a Florida corporation and
      Teleconex, Inc.

11.1  Statement re Computation of                 *
      Earnings Per Share.

27.1  Financial Data Schedule.                    Filed herewith.

* Information regarding the computation of loss per share is set forth in the Consolidated Financial Statements.

          (b)   Report on Form 8-K

                None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2000.

                                                PRE-CELL SOLUTIONS, INC.


                                                By: /s/ Thomas E. Biddix
                                                   ------------------------
                                                   Thomas E. Biddix
                                                   President and Chief Executive
                                                   Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                  Title                               Date

/s/ Thomas E. Biddix      President and Chief                 December 15, 2000
--------------------       Executive Officer
Thomas E. Biddix

/s/ Harry Christenson     Chief Financial Officer             December 15, 2000
---------------------     (Principal Accounting
Harry Christenson         and Financial Officer)