Form 10-Q
period 2001-01-31
PRE CELL SOLUTIONS INC/
filed 2001-03-23
CIK 801451

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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

As of March 1, 2001, 42,528,189 shares of the Registrant's Common Stock were issued and outstanding.

                            PRE-CELL SOLUTIONS, INC.

                                    Form 10-Q

                                TABLE OF CONTENTS

                           Heading                                         Page

PART I. FINANCIAL STATEMENTS
Item 1. Condensed Consolidated Financial Statements

         Balance Sheets - January 31, 2001 (unaudited) and April
           30, 2000...........................................................3

         Statements of Operations - Three and nine months ended
           January 31, 2001 and 2000 (unaudited)..............................4

         Statements of Stockholders' Equity - Nine months ended
           January 31, 2001 (unaudited).......................................5

         Statements of Cash Flows - Nine months ended January 31,
           2001 and 2000 (unaudited)..........................................6

         Notes to Consolidated Financial
           Statements.........................................................7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................11

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...................................................13
Item 2.  Changes in Securities...............................................14
Item 3.  Defaults Upon Senior Securities.....................................14
Item 4.  Submission of Matters to a Vote of Securities Holders...............14
Item 5.  Other Information...................................................14
Item 6.  Exhibits and Reports on Form 8-K....................................14

SIGNATURES...................................................................15

                                     PART I

Item 1. Financial Statements.

                    Pre-Cell Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                               January 31, 2001         April 30, 2000
                                                                               ----------------         --------------
                                                                                  (Unaudited)
Assets

     Cash ..................................................................    $        41,316          $      383,333
     Restricted cash........................................................            356,000                 500,000
     Accounts receivable, net...............................................            506,860                 272,378
     Inventory..............................................................             74,347                 186,875
     Prepaid expenses and other.............................................             44,823                 120,565
                                                                                ---------------          --------------
         Total current assets...............................................          1,023,346               1,463,151

     Furniture, fixtures and equipment, net.................................            511,904                 343,175

     Goodwill, net..........................................................         21,872,945              18,331,219
     Other assets...........................................................             18,728                 107,554
                                                                                ---------------          --------------
                                                                                $    23,426,923          $   20,245,099
                                                                                ===============          ==============
Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable..........................................................    $     1,399,363          $       31,716
     Accounts payable.......................................................          1,074,778                 505,847
     Customers deposits ....................................................            101,541                 253,099
     Due to stockholders....................................................          1,124,697                 697,027
     Accrued expenses ......................................................          1,095,322                 601,830
                                                                                ---------------          --------------
         Total current liabilities..........................................          4,795,701               2,089,519
                                                                                ---------------          --------------

Stockholders' equity:
     Preferred stock .......................................................                 --                      --
     Common stock...........................................................            425,281                 397,368
     Additional paid in capital ............................................         26,582,898              20,519,992
     Accumulated other comprehensive income/(loss)..........................             30,186                 (3,894)
     Accumulated deficit ...................................................         (8,407,143)             (2,757,885)
                                                                                ---------------          --------------
Total stockholders' equity .................................................         18,631,222              18,155,581
                                                                                ---------------          --------------
                                                                                $    23,426,923          $   20,245,099
                                                                                ===============          ==============

           See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                Three Months Ended January 31,       Nine Months Ended January 31,
                                                ------------------------------       -----------------------------
                                                     2001              2000             2001              2000
                                                     ----              ----             ----              ----
Revenues...................................    $   2,056,570    $      62,252      $  4,469,631    $     133,251
                                               -------------    -------------      ------------    -------------
Expenses:
    Direct costs...........................        1,422,152           31,587         2,632,455          103,284
    Selling, General and Administrative ...        3,009,971           97,834         6,670,505          234,618
    Goodwill amortization..................          274,959           25,500           762,461           59,500
                                               -------------    -------------      ------------    -------------
    Total expenses                                 4,707,082          154,921        10,065,421          397,402
                                               -------------    -------------      ------------    -------------

Operating loss.............................       (2,650,512)         (92,669)       (5,595,790)        (264,151)

Interest and other expense ................            2,862                --           53,468               --
                                               -------------    -------------      ------------    -------------

Net loss...................................       (2,653,374)         (92,669)       (5,649,258)        (264,151)

Other comprehensive income - foreign
  currency translation adjustments.........            9,864               --            34,080               --
                                               -------------    -------------      ------------    -------------

Comprehensive loss.........................    $  (2,643,510)   $     (92,669)     $ (5,615,178)   $    (264,151)
                                               =============    =============      ============    =============

Basic and diluted loss per common share....    $        (.06)   $          --      $       (.13)   $          --
                                               =============    =============      ============    =============
Basic and diluted weighted average number of
  common shares outstanding................       42,528,189       33,852,730        41,912,616       33,852,730
                                               =============    =============      ============    =============

           See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                           Common Stock
                                           ------------                           Accumulated
                                       Number                    Additional          Other
                                        of            Par          Paid-In       Comprehensive  Accumulated
                                      Shares         Value         Capital       Income (loss)    Deficit          Total
                                      ------         -----         -------       ------------     -------          -----
BALANCE, April 30, 2000              39,736,859    $ 397,368   $ 20,519,992     $   (3,894)   $ (2,757,885)  $ 18,155,581

Unaudited:
   Common stock issued
       for cash                       2,133,330       21,333      1,578,667             --              --      1,600,000

   Exercise of common
       stock options                    658,000        6,580         19,740             --              --         26,320

   Contingent stock consideration
       to be issued in connection
       with acquisitions                     --           --      3,684,499             --              --      3,684,499

   Contingent stock consideration
       to be issued in connection
       with note payable issued              --           --         30,000             --              --         30,000

   Warrants issued in settlement of
       accrued compensation                  --           --        750,000             --              --        750,000

   Other comprehensive income -
       Foreign currency translation
       adjustment                            --           --             --         34,080              --         34,080

   Net loss                                  --           --             --             --      (5,649,258)    (5,649,258)
                                     ----------    ---------   ------------     ----------    ------------   ------------
BALANCE, January 31, 2001
   (unaudited)                       42,528,189    $ 425,281   $ 26,582,898     $   30,186    $ (8,407,143)  $ 18,631,222
                                     ==========    =========   ============     ==========    ============   ============

           See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine Months Ended January 31,
                                                                                  2001               2000
                                                                                  ----               ----
Cash flows from operating activities:
   Net loss.................................................................   $  (5,649,258)     $   (264,151)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization.........................................         857,752            59,675
      Issuance of common stock warrants for compensation....................         750,000                --
      Contingent stock issued in connection with note payable...............          30,000                --
      Changes in operating assets and liabilities (net of effects of acquisitions):
        Restricted cash.....................................................         144,000                --
        Accounts receivable.................................................        (190,832)          (15,560)
        Inventory...........................................................         115,392                --
        Prepaid expenses and deposits.......................................          75,742            (2,000)
        Accounts payable....................................................       1,220,852            33,961
        Accrued expenses and other liabilities..............................         434,279               (47)
        Due to stockholders/officers........................................         182,586           105,000
        Due to related party................................................              --            88,248
                                                                               -------------      ------------
Net cash provided by (used in) operating activities.........................      (2,029,487)            5,126
                                                                               -------------      ------------

Cash flows from investing activities:
   Purchase of property and equipment.......................................         (87,021)           (5,633)
   Increase in other assets.................................................         (13,230)               --
   Cash acquired in acquisitions............................................          17,025                --
                                                                               -------------      ------------
Net cash provided by (used in) investing activities.........................         (83,226)           (5,633)
                                                                               -------------      ------------

Cash flows from financing activities:
   Proceeds from the sale of common stock and exercise of options...........       1,626,320                --
   Proceeds from the issuance of debt instruments...........................         150,222                --
   Repayment on note payable ...............................................          (5,997)               --
                                                                               -------------      ------------
Net cash provided by financing activities...................................       1,770,545                --
                                                                               -------------      ------------
Effect of exchange rate changes on cash and cash equivalents................             150                --
                                                                               -------------      ------------

Net (decrease) in cash and cash equivalents.................................        (342,018)             (507)
Cash at beginning of period.................................................         383,333               507
                                                                               -------------      ------------
Cash at end of period.......................................................   $      41,316      $         --
                                                                               =============      ============

           See accompanying notes to consolidated financial statements

                    Pre-Cell Solutions, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Pre-Cell Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet as of April 30, 2000 was derived from the audited consolidated financial statements as of that date but does not include all the information and notes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as presented in the Company's annual report on Form 10-K. The report of our independent certified public accountants on the Company's 2000 financial statements contained an explanatory paragraph emphasizing that there was substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Acquisitions

Transnational Communications

On December 1, 2000, the Company's wholly owned subsidiary, Pre-Cell Solutions, Inc. a Florida corporation ("PCF"), entered into an agreement to acquire all of the outstanding shares of Transnational Communications, Inc. ("TNT"), a prepaid local exchange service company in San Antonio, Texas, for 1,000,000 shares of Pre-Cell common stock. Additionally, on December 1, 2000 PCF entered into an agreement to manage and control all the operations of TNT during the transition period for the customer accounts to be switched from TNT to PCF. The final closing of the transaction is subject only to the approval of the Public Utility Commissions Rules and Regulations, which approval is considered probable and is expected to be finalized within the Company's fourth fiscal quarter ending April 30, 2001. With this effective level of control management has consolidated the operations of TNT from December 1, 2000 forward.

The acquisition described above was accounted for by the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the purchase price over the fair values of the net assets acquired was approximately $2,447,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years.

The transaction was recorded as follows:

         Contingent stock consideration to be issued
           in connection with acquisition........................    2,188,000
         Less fair value of assets acquired......................     (86,280)
         Liabilities assumed.....................................     345,508
                                                                    ---------
         Excess cost of net assets acquired......................   2,447,228
                                                                    =========

Teleconex

On August 1, 2000, the Company's wholly owned subsidiary, Pre-Cell Solutions, Inc. a Florida corporation ("PCF"), entered into an agreement to acquire all of the outstanding shares of Teleconex, Inc. ("Teleconex"), a prepaid local exchange service company in Pensacola, Florida, for 683,333 shares of Pre-Cell common stock plus cash of $160,000. Additionally, on August 1, 2000 PCF entered into an agreement to manage and control all the operations of Teleconex during the transition period for the customer accounts to be switched from Teleconex to PCF. The final closing of the transaction is expected to occur during the fourth fiscal quarter ending April 30, 2001. This closing was subject only to the approval of the Public Utility Commissions Rules and Regulations, which approval was finalized within the Company's third fiscal quarter ended January 31, 2001. With this effective level of control management has consolidated the operations of Teleconex from August 1, 2000 forward.

The acquisition described above was accounted for by the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the estimated fair market values of the assets acquired and liabilities assumed. The excess of the purchase price over the fair values of the net assets acquired was approximately $1,857,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The transaction was recorded as follows:

         Contingent stock consideration to be issued in
           connection with acquisition..........................   1,496,499
         Due to owners..........................................     160,000
                                                                 -----------
               Total consideration to be issued.................   1,656,499
         Less fair value of assets acquired.....................    (212,202)
         Liabilities assumed....................................     412,662
                                                                 -----------
         Excess cost of net assets acquired.....................   1,856,959
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

Pre-Paid Solutions

On April 4, 2000, Pre-Cell, Pre-Paid Acquisition Corp., a Florida corporation and wholly-owned subsidiary of Pre-Cell ("Pre-Paid Merger Subsidiary"), Pre-Paid Solutions, Inc., a Florida corporation ("Pre-Paid") and Thomas E. Biddix and each of the other stockholders of Pre-Paid ("Pre-Paid Stockholders") executed a Merger And Reorganization Agreement ("Pre-Paid Merger Agreement"), pursuant to which Pre-Paid was merged ("Pre-Paid Merger") with and into Pre-Paid Acquisition Corp.

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

Pro Forma results

Following are the Company's unaudited pro forma results for the three and nine months ended January 31, 2001 and 2000 assuming the acquisitions of US Intellicom, Pre-paid Solutions, Teleconex and TNT occurred on May 1, 1999:

                                      Three months ended January 31,              Nine months ended January 31,
                                      ------------------------------              -----------------------------
                                         2001                2000                   2001                2000
                                         ----                ----                   ----                ----
     Net revenues.................   $ 2,056,570        $ 2,514,311              $ 6,819,015        $ 6,176,567

     Net loss.....................    (2,677,589)        (3,368,302)              (6,059,030)        (2,021,090)

     Basic and diluted net loss
       per common share                     (.06)              (.08)                    (.14)              (.05)

     Weighted average
       outstanding shares.........    44,211,522         40,754,567               43,595,949         40,754,567

The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

Note 3 - Financing

The Company had a line-of-credit available under which it could borrow up to $1,600,000 at an interest rate of 2.30% over the lender's commercial paper rate. The line was paid and closed during the quarter ended October 31, 2000, and the guarantees of certain shareholders were released. Concurrent with the release of the guarantees these shareholders exercised their option to acquire 2,133,330 additional shares of the Company's common stock for cash proceeds of $1.6 million. In addition, the Company converted $977,800 of its accounts payable to notes payable and issued $150,000 of new debt.

Note 4 - Accrued expenses

Accrued expenses consist of the following:

                                          January 31, 2001       April 30, 2000
                                          ----------------       --------------
         Accrued claim (see Note 5).....   $    380,000          $   380,000
         Accrued interest...............         14,172              101,004
         Accrued compensation...........        372,206              108,052
         Accrued other..................        328,944               12,774
                                           ------------          -----------
                                           $  1,095,322          $   601,830
                                           ============          ===========
Note 5 - Commitments and contingencies

Employment agreements

The Company has employment agreements with its executive officers. The agreements cover a three-year period beginning April 1, 2000 and are terminable for cause by either party. They also include provisions for discretionary bonuses and in one instance an incentive bonus for product development. Certain of the agreements provide for the grant of a total of 1,606,000 shares of the Company's common stock. The shares vest 20% on October 1, 2000, 30% on January 1, 2001 with the remaining 50% on April 1, 2001. The agreements include a covenant against competition with the Company and prohibit divulgence of confidential information.

In October 2000 and in January 2001 one of these agreements including 856,000 granted shares of the Company's common stock was amended to provide that the initial vesting periods were extended to February 2001. There was no compensation expense related to this modification. The Company has recognized compensation expense of $285,333 during the nine months ended January 31, 2001 as a result of this stock grant. The remaining unvested compensation expense of $142,667 as a result of the stock grant will be recognized in the fourth fiscal quarter ending April 30, 2001 as it becomes fully vested.

In November 2000 one of these agreements including 750,000 granted shares of the Company's common stock was amended to eliminate the common stock grant and grant the executive a contingent five-year warrant to acquire 750,000 shares of the Company's common stock at an exercise price of $.01. This warrant is subject to a forbearance agreement preventing the executive from exercising any rights under the Warrant until such time as the Company increases its total authorized common stock to at least 100,000,000 shares at a meeting of its stockholders called for that purpose. The Company has recognized compensation expense of $750,000 during the nine months ended January 31, 2001 as a result of the stock grants.

Letters of credit

The Company is contingently liable under the terms of various letters of credit of up to $356,000 issued to secure credit from certain of its suppliers of cellular phone airtime. The letter of credit is secured by a $356,000 certificate of deposit. As of February 28, 2001 there were no claims against any of the letters of credit.

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

An action was brought against US Intellicom, Inc. (USI), a subsidiary of the Company, by RiverHawk Capital Resources, Inc., an affiliate of RiverHawk Holdings, Inc. (RiverHawk) before the American Arbitration Association, claiming that it is entitled to a "success" fee in connection with a letter agreement between the parties. On June 9, 2000 the Arbitrator found that RiverHawk was entitled to a success fee of $374,517, plus one-half of the costs and expenses of arbitration. The Company has accrued $380,000 at April 30, 2000 and January 31, 2001 and adjusted the purchase price of the USI acquisition. However, USI has filed a Motion to Vacate the Decision of the Arbitrator. If this motion is denied the Company intends to appeal.

From time-to-time, the Company is involved in other legal proceedings incidental to the conduct of its business. The Company believes that this other litigation, individually or in the aggregate, to which it is currently a party is not likely to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Note 6 - Income taxes

There was no income tax expense/benefit for the Company for the three and nine months ended January 31, 2001.

The Company maintains a valuation allowance to state its deferred tax assets at an estimated net realizable value, this balance at January 31, 2001 was zero due to the uncertainty related to realization of these assets through future taxable income. The recognition of any future tax benefits resulting from the net operating loss carryforwards acquired will reduce goodwill.

Note 7 - Supplemental cash flow information

Supplemental disclosure of cash flow information and non-cash investing and financing activities is as follows:

                                                  Nine months ended January 31,
                                                      2001             2000
                                                      ----             ----
   Cash paid for interest for the period...... $      123,556        $      --
                                                -------------        ---------

In addition to the above non-cash item, the following is a summary of non-cash transactions entered into for the acquisitions listed in Note 2:

   Contingent common stock to be issued....................  $  (3,684,499)
   Issuance of related party note payable..................       (160,000)
                                                             -------------
   Total non-cash consideration paid.......................     (3,844,499)
                                                             -------------

   Accounts receivable acquired............................         43,650
   Inventory acquired......................................          2,864
   Property and equipment acquired.........................        175,475
   Other assets acquired...................................         76,493
   Goodwill acquired.......................................      4,304,187
                                                             -------------
   Total non-cash acquisition of assets....................      4,602,669
                                                             -------------

   Notes payable assumed...................................       (245,622)
   Accounts payable assumed................................       (208,250)
   Accrued liabilities assumed.............................        (59,214)
   Related party notes payable assumed.....................       (245,084)
                                                             -------------
   Total non-cash assumption of liabilities................       (758,170)
                                                             -------------
   Net cash paid...........................................  $           0
                                                             =============

During the quarter ended January 31, 2001 the Company converted $977,800 of accounts payable to notes payable.


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

Overview

Since 1995, we were inactive but structured to take advantage of business opportunities which management believed would be in the best interest of our shareholders. In December 1998, we acquired Pre-Cell Solutions (a Florida corporation) through the issuance of 32,156,000 shares of our common stock and we changed our name to Pre-Cell Solutions, Inc. In April 2000, we acquired Pre-Paid Solutions and US Intellicom through the issuance of 31,659,127 shares of our common stock. In August and in December 2000, we acquired two unrelated prepaid local exchange service companies through the contingent issuance of 1,683,333 shares of our common stock. We currently offer prepaid wireless, long distance and local telecommunication products and services through distributors and resellers as well as licensing prepaid wireless technology to other wireless resellers.

Results of Operations

Three months ended January 31, 2001 compared to three months ended January 31, 2000

Revenues for the three months ended January 31, 2001 were $2,056,570 up $1,994,318 from $62,252 for the three months ended January 31, 2000. Of this increase $1,432,655 resulted from a decrease of ($58,654) in revenues of our historical Prepaid Dialtone business, offset by an increase of $1,491,309 in revenues from the newly acquired Teleconex and TNT businesses. Of the remaining $561,663 of the increase, $253,936 resulted from the operations of Pre-Paid Solutions, Inc. and $307,727 resulted from the operations of US Intellicom, Inc., both of which were acquired in April 2000.

Direct costs for the three months ended January 31, 2001 were $1,422,152 up $1,390,565 from $31,587 for the three months ended January 31, 2001. Of this increase, $1,104,341 resulted from an increase of our Direct Dialtone business. The operations of Pre-Paid Solutions accounted for the balance of this increase of $286,223.

Other operating expenses increased $2,912,137 from $97,834 in the three months ended January 31, 2000 to $3,009,971 in the three months ended January 31, 2001. The operations of US Intellicom accounted for $732,992 of the increase, the operations of our Direct Dialtone business accounted for $498,737 of the increase and $1,680,408 resulted from the operations of Pre-Paid Solutions and increases in corporate overhead as we emerged from an inactive entity and continued to establish the infrastructure necessary to accomplish our strategic business plans.

The amortization of goodwill was $274,959 for the quarter ended January 31, 2001 as compared to $25,500 for the quarter ended January 31, 2000. This increase was the result of an increase in goodwill of approximately $16,985,000 associated with the acquisitions of Pre-Paid Solutions and US Intellicom that occurred in April 2000 and approximately $4,304,000 associated with the acquisitions of Teleconex effective August 1, 2000 and TNT effective December 1, 2000. This increase reflects three months of amortization in the current period, which will be approximately $1,141,000 annually.

There was no income tax expense/benefit for the Company for the three months ended January 31, 2001 and 2000.

The Company maintains a valuation allowance to state its deferred tax assets at an estimated net realizable value, this balance at January 31, 2001 was zero due to the uncertainty related to realization of these assets through future taxable income. The recognition of any future tax benefits resulting from the net operating loss carryforwards acquired will reduce goodwill.

Net loss for the three months ended January 31, 2001 was $2,653,374 as compared to a loss of $92,669 for the three months ended January 31, 2000. This increase in net loss of $2,560,705 is primarily the result of the combined effects of the increased other operating expenses of $2,912,137 and increased goodwill amortization of $249,459 offset by approximately $603,753 in increased gross profit margins on revenues.

Nine months ended  January 31, 2001  compared to nine months  ended  January 31,
2000

Revenues for the nine months ended January 31, 2001 were $4,469,631 up $4,336,380 from $133,251 for the nine months ended January 31, 2000. Of this increase $2,265,731 resulted from a decrease of ($93,204) in revenues of our historical Prepaid Dialtone business, offset by an increase of $2,358,935 in revenues from the newly acquired Teleconex and TNT businesses. Of the remaining $2,070,649 of the increase, $758,026 resulted from the operations of Pre-Paid Solutions, Inc. and $1,312,623 resulted from the operations of US Intellicom, Inc., both of which were acquired in April 2000.

Direct costs for the nine months ended January 31, 2001 were $2,632,455 up $2,529,171 from $103,284 for the nine months ended January 31, 2000. Of this increase, $1,736,870 resulted from an increase of our Direct Dialtone business. The operations of Pre-Paid Solutions accounted for $761,491 of the increase and the operations of US Intellicom accounted for $30,810 of the increase.

Other operating expenses increased $6,435,887 from $234,618 in the nine months ended January 31, 2000 to $6,670,505 in the nine months ended January 31, 2001. The operations of US Intellicom accounted for $2,248,082 of the increase, the operations of Teleconex and TNT accounted for $589,214 of the increase and $3,598,591 resulted from the operations of Pre-Paid Solutions and increases in corporate overhead as we emerged from an inactive entity and continued to establish the infrastructure necessary to accomplish our strategic business plans.

The amortization of goodwill was $762,461 for the nine months ended January 31, 2001 as compared to $59,500 for the nine months ended January 31, 2000. This increase was the result of an increase in goodwill of approximately $16,985,000 associated with the acquisitions of Pre-Paid Solutions and US Intellicom that occurred in April 2000 and approximately $4,304,000 associated with the acquisition of Teleconex effective August 1, 2000 and TNT effective December 1, 2000. This increase reflects nine months of amortization in the current period, which will be approximately $1,141,000 annually.

There was no income tax expense/benefit for the Company for the nine months ended January 31, 2001 and 2000.

The Company maintains a valuation allowance to state its deferred tax assets at an estimated net realizable value, this balance at January 31, 2001 was zero due to the uncertainty related to realization of these assets through future taxable income. The recognition of any future tax benefits resulting from the net operating loss carryforwards acquired will reduce goodwill.

Net loss for the nine months ended January 31, 2001 was $5,649,258 as compared to a loss of $264,151 for the nine months ended January 31, 2000. This increase in net loss of $5,385,107 is primarily the result of the combined effects of the increased other operating expenses of $6,435,887 and increased goodwill amortization of $702,961 offset by $1,807,209 in increased gross profit margins on revenues.

Liquidity and Capital Resources

For the nine months ended January 31, 2001, net cash used in operating activities was $2,029,487. This was mainly due to the operating loss for the period. As of January 31, 2001, we had cash of $41,316 and a net working capital deficit of $3,772,355.

Net cash provided from financing activities for the nine months ended January 31, 2001 was $1,770,545. The financing of operating losses was provided by approximately $1,626,320 from the sale of our common stock and issuance of notes payable of $150,000.

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

The Company's audited financial statements for the year ended April 30, 2000 and unaudited financial statements for the period ended January 31, 2001 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, absent our ability to execute our plans to expand our current customer base, secure and develop new business opportunities and raise additional capital, we may be unable to continue as a going concern, which could significantly impact the liquidation or settlement value of our assets and liabilities.

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

Item 2. Changes in Securities and Use of Proceeds.

Described below are the sales of securities by the Company during the nine months ended January 31, 2001 that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On the issuance of these securities the Company relied on the exemption from registration under the 1933 Act set forth in Section 4(2) thereof, based on established criteria for effecting a private offering, including the number of offerees for each transaction, access to information regarding the Company, disclosure of information by the Company, restrictions on resale of the securities offered, investment representations by the purchasers, and the qualification of the offerees as "accredited investors."

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

           None.

Item 5. Other Information.

           None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

   Exhibit
   No.   Exhibit Description                                    Filed Herewith or Incorporated by Reference to:
   ---   -------------------                                    -----------------------------------------------
   2.3   Agreement and plan of merger among                      Filed as an exhibit to report on Form 10-Q filed
         Pre-Cell Solutions, a Colorado corporation,             December 15, 2000.
         Pre-Cell Solutions, a Florida corporation,
         Teleconex, Inc. and Teleconex Stockholders

   2.4   Services Agreement among Pre-Cell                       Filed as an exhibit to report on Form 10-Q filed
         Solution, a Florida corporation and                     December 15, 2000.
         Teleconex, Inc.



   Exhibit
   No.   Exhibit Description                                    Filed Herewith or Incorporated by Reference to:
   ---   -------------------                                    -----------------------------------------------
   2.5   Agreement and plan of merger among                      Filed herewith.
         Pre-Cell Solutions, a Colorado corporation,
         Transnational Acquisition Corp., a Texas corporation,
         Transnational Telecommunications, Inc. and
         Transnational Stockholders

   2.6   Services Agreement among Pre-Cell                       Filed herewith
         Solution, a Florida corporation and
         Transnational Telecommunications, Inc.

          (b)   Report on Form 8-K

                None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2001.

                                  PRE-CELL SOLUTIONS, INC.


                                  By: /s/ Thomas E. Biddix
                                      -----------------------------------------
                                       Thomas E. Biddix
                                       President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                    Title                            Date
       ----------                    -----                            ----

/s/ Thomas E. Biddix    President and Chief Executive Officer    March 20, 2001
--------------------
Thomas E. Biddix

/s/ Thomas E Fricks          Chief Operating Officer             March 20, 2001
-------------------         (Principal Accounting
Thomas E Fricks              and Financial Officer)